Form 10-Q
period 2008-01-31
Burrow Mining Inc.
filed 2008-03-19
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____to_________

                       Commission file number: 333-148925

                              BURROW MINING, INC.
                         (A Development Stage Company)

          NEVADA                                     1006212019
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation)

                 7892 Cumberland Street, Burnaby, B.C.  V3N 3Y7

          (Address of principal executive offices, including zip code)

          Issuer's telephone number, including area code (604)527-0098


Securities registered under Section 12(b) of the Exchange Act:

  TITLE OF EACH CLASS REGISTERED:  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
  Common Stock, $0.001 par value                      N/A

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {square}
No {checked-box}

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {checked-box} No {square}

Transitional Small Business Disclosure Format (Check one): Yes {square} No {checked-box}

The issuer has 7,900,000 outstanding shares of common stock outstanding as of March 19, 2008.

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION................................................1

      ITEM 1.  FINANCIAL STATEMENTS...........................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......1
      ITEM 3.  CONTROLS AND PROCEDURES........................................1

PART II-OTHER INFORMATION.....................................................1

      ITEM 1.  LEGAL PROCEEDINGS..............................................1
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....1
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................1
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............1
      ITEM 5.  OTHER INFORMATION..............................................1
      ITEM 6.  EXHIBITS.......................................................1

SIGNATURES....................................................................1

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS..............................................................F-1

STATEMENTS OF OPERATIONS ...................................................F-2

STATEMENTS OF CASH FLOWS ...................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ..........................................F-4

                               BURROW MINING INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2008

                                  (UNAUDITED)








BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                       ASSETS

                                          JANUARY 31,              OCTOBER 31,
                                          2008                     2007
                                          (UNAUDITED)              (AUDITED)
CURRENT ASSETS
        Cash                              $9,899                   $13,024

TOTAL ASSETS                              $9,899                   $13,024

        LIABILITIES AND STOCKHOLDERS'
        EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued
       liabilities                        $-                       $-

        TOTAL CURRENT LIABILITIES          -                        -


STOCKHOLDERS' EQUITY
        Common stock, ($0.001 par value,
        75,000,000 shares
          Authorized; 7,900,000 shares
          issued and outstanding
         As of January 31, 2008 and
         October 31, 2007 respectively     7,900                    7,900
        Additional paid-in-capital         98,100                   98,100
        Share subscription receivable      (81,000)                 (81,000)
        Deficit accumulated during the
        exploration stage                  (15,101)                 (11,976)

TOTAL STOCKHOLDERS' EQUITY                 9,899                     13,024

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $9,899                    $13,024

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)


BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Cumalative
                                                   from
                                                   December 11,
                                   Three Months    2006
                                   Ended           (Inception) to
                                   January 31,     January 31,
                                   2008            2008


Bank charges and interest          $61             $131
Office expenses                     464             975
Mineral property                    -               7,500
Professional fees                   2,600           6,395
Transfer and filing fees            -               100

Net loss                           $(3,125)        $(15,101)

LOSS PER SHARE - BASIC AND DILUTED $(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  7,900,000











BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Cumalative
                                                   from
                                                   December 11,
                                   Three Months    2006
                                   Ended           (Inception) to
                                   January 31,     January 31,
                                   2008            2008

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                          $(3,125)        $(15,101)
 Adjustments to reconcile net
 loss to net cash
  Accounts payable and accrued
  liabilities                       -               -

 Net cash used in operations        (3,125)         (15,101)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Issuance of Common Stock           -               7,900
 Additional Paid in Capital                         98,100
 Stock Subscriptions Receivable                     (81,000)

 Net cash provided by financing
 activities                         -               25,000

Net increase (decrease) in cash     (3,125)         9,899

Cash beginning                      13,024

Cash ending                        $9,899          $9,899

SUPPLEMENTAL CASH FLOW
INFORMATION:

 Cash paid for:
 Interest                          $-              $-
 Taxes                             $-              $-


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2008
(Unaudited)
1. NATURE AND CONTINUANCE OF OPERATIONS

Burrow Mining Inc. the Company") was incorporated under the laws of State of Nevada, U.S. on December 11, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001. The Company's year end is the end of October. The Company is in the exploration stage of its resource business.
During the year ended October 31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in British Columbia.
The Company has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The
Company has incurred losses since inception resulting in an accumulated deficit of $15,101 as at January 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement
No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at January 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2008
(Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency
Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their  fair  value  because  of  the  short maturity  of  these
instruments.   Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this  method,  deferred  income  tax  assets and liabilities  are  recognized for  the  estimated  tax  consequences attributable to differences between the financial statement carrying values and their respective income tax basis
(temporary  differences).   The  effect  on deferred income tax assets and
liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At  January  31,  2008,  a  full deferred tax asset valuation allowance has been provided and no deferred  tax  asset  has  been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

    BURROW MINING INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    January 31, 2008
    (Unaudited)
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In
January 2005, the Securities and Exchange Commission ("SEC") issued Staff
Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April
2005 the SEC issued a rule that will permit most registrants to implement SFAS
No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options.
Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2007. The Company did not record any compensation expense for the period ended January 31, 2008 because there were no stock options outstanding prior to the adoption or at January 31, 2008.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid
Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS
No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of
Financial Assets, an amendment of FASB Statement No. 140, Accounting for
Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.
This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2008
(Unaudited)
3. MINERAL INTERESTS

On May 27, 2007, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located at British
Columbia for total consideration of $7,500. The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the year ended October
31, 2007, the Company issued 7,900,000 shares of common stock for total proceeds of $106,000. The Company has received $25,000, and thereof there are share subscriptions receivable of $81,000 as of October 31, 2007. At
January 31, 2008, there were no outstanding stock options or warrants.

5.  INCOME TAXES

As of January 31, 2008, the Company had net operating loss carry forwards of approximately $15,101 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. We cannot assure you that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Unless the context indicates or requires otherwise, (i) the term "Burrow Mining" refers to Burrow Mining, Inc. and (ii) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Burrow Mining, Inc.


OVERVIEW

From inception on December 11, 2006 through January 31, 2008, we have incurred a cumulative net loss of $15,101 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

The Company is in the development stage and has realized limited revenue from its planned operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

PLAN OF OPERATION

On May 27, 2007, we entered into an agreement with Wolf Mountain Enterprises of Garson, Ontario wherein they agreed to sell to us one mineral claim located approximately 45 kilometers southwest of Telegraph Creek, 75 kilometers west of Tatogga Lake and directly west and southwest of Yehiniko Lake in British Columbia (the "Stikine-Asianada Property") in an area having the potential to contain copper-gold-silver bearing quartz-carbonate veins.

During the fiscal year we obtained a geological summary report prepared by an independent geologist on the Stikine-Asianada Property, and this report provided us with recommendations for additional exploration on the property. We have not yet been able to access the property to commence the work recommended by the report due to seasonal conditions.

Our plan of operations is to conduct exploration work on the Stikine-Asianada Property in order to ascertain whether it possesses economic quantities of copper-gold-silver bearing quartz-carbonate veins. There can be no assurance that the economic mineral deposits or reserves exist on the Stikine-Asianada Property until the appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Stikine-Asianada property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

We anticipate spending the following over the next 12 months on administrative fees:

   {circle}$2,500 on legal fees

   {circle}$5,000 on accounting and audit fees

   {circle}$1,500 on EDGAR filing fees

   {circle}$6,000 on general administration costs

Total expenditures over the next 12 months are therefore expected to be approximately $15,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended January 31, 2008, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JANUARY 31, 2008

We did not earn any revenue during the three-month period ending January 31, 2008.

We incurred operating expenses in the amount of $3,125 for the three-month period ending January 31, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, we had working capital of $9,899. For three-month period ending January 31, 2008, we generated a negative operating cash flow of $3,125. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of January 31, 2008, the Company has no debt or accounts payable.

While we have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock although we do not have any arrangements in place for any future equity financing.

We also may seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

If we are unable to raise the required financing, we will be delayed in conducting our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

It is the opinion of management that inflation has not had a material effect on our operations.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate incurring any material costs in connection with mineral research and development activities during the next twelve months.

DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property. Our president, Cathy M.T. Ho, provides us with office space and related office services free of charge.



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of December 30, 2007, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended October 31, 2008 covered by this Quarterly Report on Form 10-QSB, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor are we aware of any threatened proceedings against us.



ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



ITEM 5.     OTHER INFORMATION

None.



ITEM 6.     EXHIBITS

 EXHIBIT                                                       DESCRIPTION
 NUMBER
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Burrow Mining, Inc.
 Date : March 19, 2008 By: /s/ Cathy M.T. Ho
                           Cathy M.T. Ho
                           Chief Executive Officer
                           (Principal Executive Officer and Principal
                           Financial Officer )

                                 EXHIBIT INDEX


 EXHIBIT                                                       DESCRIPTION
 NUMBER
31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002