Form 10QSB
period 2008-06-17
Burrow Mining Inc.
filed 2008-06-17
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2008

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

The issuer has 7,900,000 outstanding shares of common stock outstanding as of June 13, 2008.











J:\Web Wizard\Form 10QSB\10qsb.v3.doc

                               TABLE OF CONTENTS


                                                                           Page


PART I - FINANCIAL INFORMATION...............................................1

      ITEM 1.  FINANCIAL STATEMENTS..........................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....2
      ITEM 3.  CONTROLS AND PROCEDURES.......................................4

PART II-OTHER INFORMATION....................................................5

      ITEM 1.  LEGAL PROCEEDINGS.............................................5
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...5
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........5
      ITEM 5.  OTHER INFORMATION.............................................5
      ITEM 6.  EXHIBITS......................................................5

SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS...............................................................F-1

STATEMENTS OF OPERATIONS ....................................................F-2

STATEMENTS OF CASH FLOWS ....................................................F-3

NOTES TO THE FINANCIAL STATEMENTS ...........................................F-4

                               BURROW MINING INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2008

                                  (UNAUDITED)












BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                       ASSETS

                                          APRIL 30,                OCTOBER 31,
                                          2008                     2007
                                          (UNAUDITED)              (AUDITED)
CURRENT ASSETS
        Cash                              $4,739                   $13,024

TOTAL ASSETS                              $4,739                   $13,024

        LIABILITIES AND STOCKHOLDERS'
        EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued
        liabilities                       $-                       $-

        TOTAL CURRENT LIABILITIES          -                        -


STOCKHOLDERS' EQUITY
        Common stock, ($0.001 par value,
        75,000,000 shares
          Authorized; 7,900,000 shares
          issued and outstanding:
          7,900,000 common shares          7,900                    7,900
        Additional paid-in-capital         98,100                   98,100
        Share subscription receivable      (81,000)                 (81,000)
        Deficit accumulated during the
        exploration stage                  (20,261)                 (11,976)

TOTAL STOCKHOLDERS' EQUITY                 4,739                     13,024

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                    $4,739                    $13,024

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)





BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                               Cumalative
                                                               from
                                                               December 11,
                                   Six MOnths  Three Months    2006
                                   Endend      Ended           (Inception) to
                                   April 30,   April 30,       April 30,
                                   2008        2008            2008


Bank charges and interest          $84        $23             $154
Office expenses                     565        101             1,076
Mineral property                    -          -               7,500
Professional fees                   6,812      4,212           10,667
Transfer and filing fees            824        824             924

Net loss                           $(8,285)   $(5,160)        $(20,261)

LOSS PER SHARE - BASIC AND DILUTED $(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  7,900,000  7,900,000








                                            SEE ACCOMPANYING NOTES


BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)




                               NUMBER OF  PAR    ADDITIONAL  DEFICIT
                               COMMON     VALUE  PAID-IN-    ACCUMULATED
                               SHARES            CAPITAL     DURING THE
                                                             EXPLORATION
                                                             STAGE        TOTAL

December 18, 2006
Subscribed for cash at $0.001  4,000,000  4,000  -           -            4,000
January 26, 2007
Subscribed for cash at $0.001  2,000,000  2,000  -                        2,000
February 27, 2007
Subscribed for cash at $0.01   700,000    700    6,300                    7,000
March 22, 2007
Subscribed for cash at $0.01   300,000    300    2,700                    3,000
March 30, 2007
Subscribed for cash at $0.1    900,000    900    89,100                  90,000
Net loss                                                     (11,976)  (11,976)
Share subscriptions receivable                                         (81,000)

Balance, October 31, 2007      7,900,000  7,900  98,100      (11,976)    13,024
Net loss                                                     (8,285)    (8,285)

Balance, April 30, 2008        7,900,000  7,900  98,100      (20,261)     4,739



                            SEE ACCOMPANYING NOTES

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               Cumalative
                                                               from
                                                               December 11,
                                   Six Months  Three Months    2006
                                   Endend      Ended           (Inception) to
                                   April 30,   April 30,       April 30,
                                   2008        2008            2008

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                          $(8,285)    $(5,160)        $(20,261)
 Adjustments to reconcile
 net loss to net cash
 Accounts payable and accrued       -           -               -
 liabilities

 Net cash used in operations        (8,285)     (5,160)         (20,261)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Shares subscribed for cash         -           -               25,000

 Net cash provided by financing     -           -               25,000
 activities

Net increase (decrease) in cash     (8,285)     (5,160)         4,739

Cash beginning                      13,024      9,899           -

Cash ending                        $4,739      $4,739          $4,739


SUPPLEMENTAL CASH FLOW
INFORMATION:

 Cash paid for:

 Interest                          $-          $-              $-
 Taxes                             $-          $-              $-


                       SEE ACCOMPANYING NOTES


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2008
(Unaudited)
1.  NATURE AND CONTINUANCE OF OPERATIONS
Burrow Mining Inc.  the  Company")  was  incorporated under the laws  of State of Nevada, U.S. on December 11, 2006, with an authorized capital of 75,000,000
common shares with a par value of $0.001.   The Company's year end is the end
of October.  The Company is in the exploration stage of its resource business.
During the year  ended  October  31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in British Columbia.
The Company  has not yet determined whether  this  property  contains  reserves
that  are  economically  recoverable.   The  recoverability of costs incurred
for acquisition  and  exploration  of  the  property  will  be dependent upon the discovery of economically  recoverable  reserves, confirmation of the
Company's interest in the underlying  property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement  and  to  complete  the  development of the property and upon future profitable production or proceeds for the sale thereof.
These financial statements have been prepared on a going concern basis which assumes the Company  will  be  able to realize its assets  and  discharge its liabilities in the normal course of business for the foreseeable future.  The
Company has incurred losses since inception resulting in an accumulated deficit of $20,261 as at April 30 2008 and further losses are anticipated in the development  of  its  business  raising  substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent  upon  the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay  its  liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company
The Company complies with the Financial Accounting Standards Board Statement
No. 7, its characterization of the Company as an exploration stage enterprise.

Mineral Interests
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143
"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at April 30, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2008
(Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
The Company follows the liability method of accounting for income taxes.
Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At April 30, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

    BURROW MINING INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    April 30, 2008
    (Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-based Compensation
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded
APB  Opinion  No.  25,  "Accounting  for  Stock  Issued  to  Employees".  In
January 2005,  the  Securities and Exchange Commission ("SEC") issued Staff
Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April
2005 the SEC issued a  rule  that will permit most registrants to implement
SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2007. The
Company did not record any compensation expense for the period ended April 30, 2008 because there were no stock options outstanding prior to the adoption or at April 30, 2008.

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


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2008
(Unaudited)
3. MINERAL INTERESTS
On May 27, 2007, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located at British
Columbia for total consideration of $7,500. The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4. COMMON STOCK
The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the year ended October
31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000. The Company has received $25,000, and thereof there are share subscription receivable of $81,000 as at October 31, 2007. At April 30,
2008, there were no outstanding stock options or warrants.

5. INCOME TAXES
As of April 30, 2008, the Company had net operating loss carry forwards of approximately $20,261 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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


OVERVIEW

From inception on December 11, 2006 through April 30, 2008, we have incurred a cumulative net loss of $20,261 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended April 30, 2008, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2008

We did not earn any revenue in the amount of $0 during the three-month period ending April 30, 2008.

We incurred operating expenses in the amount of $5,160 for the three-month period ending April 30, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2008, we had working capital of $4,739. For three-month period ending April 30, 2008, we generated a negative operating cash flow of $5,160. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of April 30, 2008, the Company has no debt or accounts payable.

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

                       Burrow Mining, Inc.
 Date :  June 13, 2008 By: /s/ Cathy M.T. Ho
                           Cathy M.T. Ho
                           Chief Executive Officer
                           (Principal Executive Officer and Principal
                           Financial Officer )

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