Form 10QSB/A
period 2008-07-11
Burrow Mining Inc.
filed 2008-07-11
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                  FORM 10-QSB /A


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____to_________

                       Commission file number: 333-148925

                              BURROW MINING, INC.


          NEVADA                                   20-8628868
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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEDDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes {square} No {square}

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

The issuer has 7,900,000 outstanding shares of common stock outstanding as of July 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes {square} No {checked-box}

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of January 31, 2008, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended October 31, 2008 covered by this Quarterly Report on Form 10-QSB/A, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           Burrow Mining, Inc.
 Date : July 11, 2008 By: /s/ Cathy M.T. Ho
                           Cathy M.T. Ho
                           Chief Executive Officer
                           (Principal Executive Officer and Principal
                           Financial Officer )

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