Form 10QSB/A
period 2008-07-11
Burrow Mining Inc.
filed 2008-07-11
CIK 1423579

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {checked-box}
No {square}

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

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

ITEM 3.     CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of April 30, 2008 , the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's second fiscal quarter of the fiscal year ended October 31, 2008 covered by this Quarterly Report on Form 10-QSB/A, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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