Form 10QSB
period 2008-09-11
Burrow Mining Inc.
filed 2008-09-12
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                 FORM 10-QSB/A


[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the quarterly period ended July 31, 2008

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

The issuer has 7,900,000 outstanding shares of common stock outstanding as of September 11, 2008.

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

SIGNATURES...................................................................6

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS



BALANCE SHEETS.............................................................F-1

STATEMENTS OF OPERATIONS ..................................................F-2

STATEMENTS OF CASH FLOWS ..................................................F-3

NOTES TO THE FINANCIAL STATEMENTS .........................................F-4

                               BURROW MINING INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 JULY 31, 2008

                                  (UNAUDITED)












BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS




NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                    ASSETS

                           JULY 31,      OCTOBER 31,
                           2008          2007
                           (UNAUDITED)   (AUDITED)
CURRENT ASSETS
 Cash                      $10,503       $13,024

TOTAL ASSETS               $10,503       $13,024


      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and
 accrued liabilities       $-            $-
 Loans from related
 party                     10,000        -

TOTAL CURRENT
LIABILITIES                10,000        -

STOCKHOLDERS' EQUITY
 Capital stock
 Authorized:
 75,000,000 common shares
 with a par value of $0.001
 Issued and outstanding:
 7,900,000 common shares   7,900         7,900
 Additional paid-
 in-capital                98,100        98,100
 Share subscription
 receivable                (81,000)      (81,000)
 Deficit accumulated
 during the exploration
 stage                     (24,497)      (11,976)

TOTAL STOCKHOLDERS'
EQUITY                     503           13,024

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $10,503       $13,024

NATURE AND CONTINUANCE
OF OPERATIONS (Note 1)


                     SEE ACCOMPANYING NOTES



BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


                             THREE         NINE        CUMULATIVE FROM
                             MONTHS        MONTHS      DECEMBER 11, 2006
                             ENDED         ENDED       (INCEPTION) TO
                             JULY 31,      JULY 31,    JULY 31,
                             2008          2008        2008


Bank charges and interest    $23           $107        $177
Office expenses               215           780         1,291
Mineral property              -             -           7,500
Professional fees             2,890         9,702       13,497
Transfer and filing fees      1,108         1,932       2,032

Net loss                     $(4,236)      $(12,521)   $(24,497)

LOSS PER SHARE - BASIC
AND DILUTED                  $(0.00)       $(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                   7,900,000     7,900,000







                       SEE ACCOMPANYING NOTES


BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                             THREE         NINE        CUMULATIVE FROM
                             MONTHS        MONTHS      DECEMBER 11, 2006
                             ENDED         ENDED       (INCEPTION) TO
                             JULY 31,      JULY 31,    JULY 31,
                             2008          2008        2008



CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                    $(4,236)      $(12,521)   $(24,497)
 Adjustments to reconcile
 net loss to net
 cash
 Accounts payable and
 accrued                      -             -            -
 liabilities

 Net cash used in operations  (4,236)       (12,521)     (24,497)

CASH FLOWS FROM FINANCING
ACTIVITIES
 Loans from related party     10,000        10,000       10,000
 Shares subscribed for cash   -             -            25,000

 Net cash provided by
 financing activities         10,000        10,000       35,000


Net increase (decrease) in
cash                          5,764         (2,521)      10,503

Cash beginning                4,739         13,024       -

Cash ending                  $10,503       $10,503      $10,503

SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for:

 Interest                    $-            $-           $-

 Taxes                       $-            $-           $-



                 SEE ACCOMPANYING NOTES


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
1. NATURE AND CONTINUANCE OF OPERATIONS

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.
The Company has incurred losses since inception resulting in an accumulated deficit of $24,497 as at July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at July 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At July 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The transition methods include prospective and retroactive adoption options.
Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2007. The Company did not record any compensation expense for the period ended July 31, 2008 because there were no stock options outstanding prior to the adoption or at July 31, 2008.'

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



BURROW MINING INC.
 (An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4. COMMON STOCK
The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the year ended October
31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000. The Company has received $25,000, and thereof there are share subscription receivable of $81,000 as at October 31, 2007. At July 31,
2008, there were no outstanding stock options or warrants.

5.  INCOME TAXES
As of July 31, 2008, the Company had net operating loss carry forwards of approximately $24,497 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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


OVERVIEW

From inception on December 11, 2006 through July 31, 2008, we have incurred a cumulative net loss of $24,497 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended July 31, 2008, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JULY 31, 2008

We did not earn any revenue in the amount of $0 during the three-month period ending July 31, 2008.

We incurred operating expenses in the amount of $4,236 for the three-month period ending July 31, 2008. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, we had working capital of $10,503. For three-month period ending July 31, 2008, we generated a negative operating cash flow of $4,236. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of July 31, 2008, the Company has no debt or accounts payable.

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

ITEM 3.     CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of July 31, 2008, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                           Burrow Mining, Inc.
 Date : September 11, 2008 By: /s/ Cathy M.T. Ho
                               Cathy M.T. Ho
                               Chief Executive Officer
                               (Principal Executive Officer and Principal
                               Financial Officer )

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