Form 10-K
Burrow Mining Inc.
filed 2009-01-29
CIK 1423579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-K
                          ____________________________

    {checked-box} ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2008

                          Commission File # 333-148925

                              BURROW MINING, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                  1006212019
                      (IRS Employer Identification Number)

                 7892 CUMBERLAND STREET, BURNABY, B.C. V3N 3Y7
                    (Address of principal executive offices)

                                  604-527-0098
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   Common Stock, Par Value $0.001 per share
                                (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. [  ] Yes    [{radical}] No
Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act: [   ] Yes    [ X ] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 day. [ X ]  Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]
Accelerated filer       [   ]
Non-accelerated filer   [   ]
(Do not check if a smaller reporting company)
Smaller reporting
company                 [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ X ] Yes    [   ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end. $390,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,900,000 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING AS OF JANUARY 29, 2009.

Documents incorporated by reference: NONE.

                               TABLE OF CONTENTS

Item                                                                      Page

Item 1.      Business                                                     4
Item 1A.     Risk Factors                                                 4
Item 1B.     Unresolved Staff Comments                                    4
Item 2.      Properties                                                   4
Item 3.      Legal Proceedings                                            5
Item 4.      Submission of Matters to a Vote of Security Holders          5
Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Securities                   5
Item 6.      Selected Financial Data                                      6
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    6
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk   8
Item 8.      Financial Statements and Supplementary Data                  8
Item 9.      Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                     19
Item 9A(t).  Controls and Procedures                                      19
Item 9B.     Other Information                                            20
Item 10.     Directors, Executive Officers and Corporate Governance       20
Item 11.     Executive Compensation                                       21
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                   22
Item 13.     Certain Relationships and Related Transactions and Director
             Independence                                                 23
Item 14.     Principal Accountant Fees and Services                       24
Item 15.     Exhibits and Financial Statement Schedules                   24
             SIGNATURES                                                   25

                                     PART I
ITEM 1. BUSINESS
                            DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
We commenced operations as an exploration stage company. During the fiscal year ended October 31,2008 , we held an interest in one mineral claim known as the Stikine Asianada property is located in the Liard Mining Division of northwestern British Columbia and is approximately 45 kilometres southwest of Telegraph Creek, 75 kilometres west of the Tatogga Lake and directly west and southwest of Yehiniko Lake. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it expired on September 18, 2008.

We are reviewing potential acquisitions in the resource and non-resource sectors. However, there are no guarantees that we will be able to reach any agreement to acquire such assets.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

DEPENDENCE ON MAJOR CUSTOMERS

We have no customers.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We do not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS
There are no legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK MATTERS AND ISSUER PURCHASES OF SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol BURW. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

HOLDERS

As of January 29, 2009, there are 30 holders of our common stock.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have no compensation plans under which our equity securities are authorized for issuance.

PERFORMANCE GRAPH

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth. For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended October 31, 2008.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $20,000 in the next 12 months.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS

We did not earn any revenues for the year ended October 31, 2008. We incurred operating expenses in the amount of $25,228 for the year ended October 31, 2008, compared to $,11,976 for the year ended October 31, 2007, consisting of bank charges and interest of $152, office expenses of $1,073, professional fees of $11,403 and transfer and filing fees of $12,600. At October 31, 2008, we had assets of $7,796 ($13,024 - October 31, 2007) consisting of cash and we had total liabilities recorded at $20,000 ($Nil - October 31, 2007). These consisted of loans from a related party.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on December 11, 2006 through October 31, 2008, and have incurred operating expenses in the amount of $115,364 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

For the period from inception on December 11, 2006 through October 31, 2008, bank charges and interest of $222, office expenses of $1,584, professional fees of $15,198, transfer and filing fees of $12,700 and mineral property expenditures were $7,500.

During the year ended October 31, 2008, we incurred a net loss of $(25,228), which resulted in an accumulated deficit of $(37,204).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development costs related to our establishment.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $7,796 as of October 31, 2008, compared to a cash position of $13,024 at October 31, 2007. Since inception through to and including October 31, 2008, we have raised $25,000 through private placements of our common shares and we have received contributed capital by related parties of $20,000.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               BURROW MINING INC.

                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                OCTOBER 31, 2008










REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

                              GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                           SEATTLE, WASHINGTON 98144
                       (206) 328-8554  FAX(206) 328-0383

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Burrow Mining, Inc.


I have audited the accompanying balance sheets of Burrow Mining, Inc. (An Exploration Stage Company) as of October 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the period from December 11, 2006 (inception), to October 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burrow Mining, Inc., (An Exploration Stage Company) as of October 31, 2008 and 2007, and the results of its operations and cash flows from December 11, 2006 (inception), to October 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ George Stewart
George Stewart, CPA
Seattle, Washington
January 28, 2009

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

                  ASSETS

                                  OCTOBER 31,   OCTOBER 31,
                                  2008          2007

CURRENT ASSETS

 Cash                            $7,796        $13,024

TOTAL ASSETS                     $7,796        $13,024


      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and
 accrued liabilities             $-            $-
 Loans from related party         20,000        -

TOTAL CURRENT LIABILITIEs         20,000        -


STOCKHOLDERS' EQUITY
 Capital stock
 Authorized:
 75,000,000 common shares
 with a par value of $0.001
 Issued and outstanding:
 7,900,000 common shares          7,900         7,900
 Additional paid-in-capital       98,100        98,100
 Share subscription receivable    (81,000)      (81,000)
 Deficit accumulated during the
 exploration stage                (37,204)      (11,976)

TOTAL STOCKHOLDERS' EQUITY        (12,204)      13,024

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $7,796        $13,024

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)






BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
                                                          DECEMBER 11, 2006
                           YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                           OCTOBER 31,     OCTOBER        OCTOBER 31,
                           2007            2008           2008

Bank charges and interest $70             $152           $222
Office expenses            511             1,073          1,584
Mineral property           -               -              7,500
Professional fees          3,795           11,403         15,198
Transfer and filing fees   100             12,600         12,700

Net loss                  $(11,976)       $(25,228)      $(37,204)

LOSS PER SHARE - BASIC
AND DILUTED               $(0.00)         $(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING                7,316,667       7,900,000












                SEE ACCOMPANYING NOTES



BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS





                                                         DEFICIT
                                                         ACCUMULATED
                         NUMBER OF           ADDITIONAL  DURING
                         COMMON      PAR     PAID-IN-    EXPLORATION
                         SHARES      VALUE   CAPITAL     STAGE         TOTAL

December 18, 2006
 Subscribed for cash
 at $0.001              $4,000,000  $4,000   $-          $-           $4,000
January 26, 2007
 Subscribed for cash
 at $0.001               2,000,000   2,000    -                        2,000
February 27, 2007
 Subscribed for cash
 at $0.01                700,000    700       6,300                    7,000
March 22, 2007
  Subscribed for cash
 at $0.01                300,000    300       2,700                    3,000
March 30, 2007
 Subscribed for cash
 at $0.1                 900,000    900       89,100                   90,000
Net loss                                                  (11,976)     (11,976)
Share subscriptions
receivable                                                             (81,000)

Balance, October 31,
2007                    $7,900,000 $7,900    $98,100     $(11,976)     $13,024
Net loss                                                  (25,228)      (25,228)

Balance, October 31,
2008                     7,900,000 $7,900    $98,100     $(37,204)     $12,204


















                            SEE ACCOMPANYING NOTES

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                          CUMULATIVE FROM
                                                          DECEMBER 11, 2006
                           YEAR ENDED      YEAR ENDED     (INCEPTION) TO
                           OCTOBER 31,     OCTOBER        OCTOBER 31,
                           2007            2008           2008

CASH FLOWS FROM
OPERATING ACTIVITIES
 Net loss                 $(11,976)       $(25,228)      $(37,204)
 Adjustments to reconcile
 net loss to net cash
 Accounts payable and
 accrued liabilities       -               -              -

Net cash used in
operations                 (11,976)        (25,228)       (37,204)

CASH FLOWS FROM
FINANCING ACTIVITIES
 Loans from related
 party                     25,000          20,000         20,000
 Shares subscribed for
 cash                      -               -              25,000

Net cash provided by
financing
activities                 25,000          20,000         45,000

Net increase (decrease)
in cash                    13,024          (5,228)        7,796

Cash beginning             -               13,024         -

Cash ending               $13,024         $7,796         $7,796

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

 Interest                 $-              $-             $-
 Taxes                    $-              $-             $-


                 SEE ACCOMPANYING NOTES


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
1.  NATURE AND CONTINUANCE OF OPERATIONS
Burrow  Mining  Inc.  the  Company")  was  incorporated  under  the laws of
State of Nevada, U.S. on December 11, 2006, with an authorized capital of
75,000,000 common shares with a par value of  $0.001.  The Company's year end is the end of October.  The Company is in the exploration stage of its resource business.  During  the  year  ended October 31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located
in British Columbia.   The Company has not yet determined whether  this
property  contains  reserves  that  are  economically recoverable.  The recoverability  of  costs  incurred  for acquisition  and  exploration of the property will be dependent  upon  the  discovery  of  economically  recoverable reserves, confirmation of the  Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure  requirements  under  the  property  agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof. These financial statements have been prepared on a going concern  basis  which  assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the
foreseeable  future.   The  Company  has incurred losses since inception
resulting in an accumulated deficit of $37,204 as at October 31, 2008 and further losses are anticipated in  the development of its business raising substantial doubt about the Company's ability to continue as a going concern.
The ability  to  continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing  to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends  to  finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests
Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143
"Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2008, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency
Translation",  foreign  denominated  monetary  assets and liabilities are translated into their United States dollar equivalents using foreign exchange
rates which prevailed at  the  balance  sheet  date.   Non  monetary assets and
liabilities  are  translated  at the exchange rates prevailing on the transaction date. Revenue and expenses are  translated  at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Income Taxes
The Company follows the liability method of accounting  for  income  taxes.
Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis
(temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At October 31, 2008, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-based Compensation
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded
APB Opinion No. 25, "Accounting for Stock  Issued  to  Employees".  In January
2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting
Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS
No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2007. The Company did not record any compensation expense for the year ended October 31, 2008 because there were no stock options outstanding prior to the adoption or at October 31, 2008.

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

BURROW MINING INC.
 (An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2008
3.  MINERAL INTERESTS
On May 27, 2007, the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located at British
Columbia for total consideration of $7,500. The mineral interest is held in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.

4.  COMMON STOCK
The total number of common shares authorized that may be issued by the Company is 75,000,000  shares  with  a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the year ended October
31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000. The  Company has received $25,000, and thereof there are
share subscription receivable of $81,000 as at October  31,  2007.   At
 October 31, 2008, there were no outstanding stock options or warrants.

5.  INCOME TAXES
As of October 31, 2008, the Company had net operating loss carry forwards of approximately $37,204 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

6.  RELATED PARTY TRANSACTIONS
Cathy M.T, Ho, President and Director of the Company and  Heather M.T. Ho,
Secretary, Treasurer and Director of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy fo the resolution of such conflicts. While the Company is seeking additional capital, Heather M.T. Ho has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due to Ms. Ho was $20,000 on October 31, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, "disclosure controls and procedures" mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of October 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
 Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended October 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director           Age

Cathy M.T. Ho              27
Heather M.T. Ho            27

EXECUTIVE OFFICERS:

Name of Officer            Age          Office

Cathy M.T. Ho              27           President, Chief Executive Officer
Heather M.T. Ho            27           Secretary and Treasurer

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Ms. Cathy M.T. Ho has acted as our President and C.E.O. since our incorporation on December 11, 2006. Since December 11, 2006, Ms. Cathy M.T. Ho has been a fitness consultant and helps people achieve their fitness goals. Prior to her Directorship with the Company, she was an assistant manager to an all womens gym from September, 2003 to January, 2006. Her obligations were on a day to day basis, assisting managers and dealing with mainly customer service issues. She did some personal training at Fitcity For Women, but her main focus was assisting the manager with managerial tasks. Presently she is an employee with Fitness World and has been for over two years and creates specialized programs for clients to help them achieve their own fitness success. She is now, presently the assistant manager at Fitness world.

Ms. Cathy M.T. Ho intends to devote 30% of her business time to our affairs.

Ms. Heather M.T. Ho has acted as our Treasurer, Secretary, and as a director since January 2, 2007. In 2001 to 2003 she worked as a receiving clerk with David L. Jones, wherein she was responsible for data entry, data receiving, accounts payable and receivables. Heather attended Capilano College in 2003, where she completed the Legal Assistant Certificate program. Since completing her certificate as a Legal Assistant in Corporate Law in 2003, she has been providing legal assistance to various law firms carrying out daily tasks for assigned lawyers and other duties such as organizing files/file opening and closing, drafting legal documents and filing.

Ms. Heather M.T. Ho intends to devote 25% of her business time to our affairs.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

We have no significant employees other than the officers and directors described above.

CONFLICTS OF INTEREST

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Ms.. Ho or Ms. Ho.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

ROLE AND RESPONSIBILITIES OF THE BOARD

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.
 Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended October 31, 2007 and for the fiscal year ended October 31, 2008.


NAME AND PRINCIPAL POSITION YEAR SALARY BONUS STOCK  OPTION     NON-EQUITY          CHANGE IN PENSION VALUE AND         ALL   TOTAL
                                  ($)    ($)  AWARDS AWARDS   INCENTIVE PLAN    NONQUALIFIED DEFERRED COMPENSATION     OTHER   ($)
                                               ($)     ($)    COMPEN-SATION                     ($)                   COMPEN-
                                                                   ($)                                                SATION
                                                                                                                        ($)
CATHY M.T. HO, President,   2006   0      0     0       0           0                            0                       0      0
CEO, and Director           2007   0      0     0       0           0                            0                       0      0
                            2008   0      0     0       0           0                            0                       0      0
HEATHER M.T. HO, SECRETARY, 2006   0      0     0       0           0                            0                       0      0
TREASURER and Director      2007   0      0     0       0           0                            0                       0      0
                            2008   0      0     0       0           0                            0                       0      0

(1)
Ms. Cathy M.T. Ho was appointed as President, CEO, and a Director on December 11, 2006.
(2)
Ms. Heather M.T. Ho was appointed as Secretary, Treasurer and a Director on December 11, 2006.

OPTION/SAR GRANTS

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on December 11, 2006 through the fiscal period ending October 31, 2008.

COMPENSATION OF DIRECTORS

Our directors do not receive salaries for serving as directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no employment agreements between our company and either of Cathy M.T. Ho or Heather M.T. Ho. We do not pay either Ms. Ho and Ms. Ho any amount for acting as director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this filing, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and
(iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.


TITLE OF     NAME AND ADDRESS OF OWNER                                      RELATIONSHIP TO COMPANY           NUMBER OF    PERCENT
CLASS                                                                                                           SHARES      OWNED
                                                                                                                             (1)
Common Stock CATHY M.T. HO                                                  President, CEO and Directro       2,000,000     25.3%
             7892 Cumberland St.
             Burnaby, BC
Common Stock HEATHER M.T. HO                                                Secretary, Treasurer and          2,000,000     25.3
             778 Fort Street                                                Director
             Victoria, BC
             V8W 1H2
Common Stock All directors and executive officers as a group (one                                             4,000,000     50.6%
             individual)

(1) The percent ownership of class is based on 7,900,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

   {circle}any of our directors or executive officers;

   {circle}any person proposed as a nominee for election as a director;

   {circle}any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

   {circle}any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

   {circle}any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal accountants, George Steward, LLP., rendered invoices to us during the fiscal periods indicated for the following fees and services:

                            FISCAL YEAR ENDED     FISCAL YEAR ENDED
                             OCTOBER 31, 2008      OCTOBER 31, 2007
     Audit Fees           $            13,800   $             5,000
     Audit Related Fees                     -                     -
     Tax Fees                               -                     -
     All Other Fees                         -                     -

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past three fiscal years.

                                      PART IV

ITEM 15.  EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(A)  FINANCIAL STATEMENTS

The following documents are filed under "Item 8. Financial Statements and Supplementary Data," pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended October 31, 2008
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

(B)  EXHIBITS


The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 15 of this report, and are incorporated herein by this reference.

(C)  FINANCIAL STATEMENT SCHEDULES

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

                               INDEX TO EXHIBITS

Number Exhibit Description
3.1 *  Articles of Incorporation (1)
3.2 *  Bylaws (1)
31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2   Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          *filed as an exhibit to our registration statement on Form SB-2 dated
           January 29, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURROW MINING, INC.

/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 29, 2009



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 29, 2009