Form 10-K/A
Burrow Mining Inc.
filed 2009-01-30
CIK 1423579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                   FORM 10-K /A
                          ____________________________

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

                                  20-8628868
                      (IRS Employer Identification Number)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,900,000 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING AS OF JANUARY 30, 2009.

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

HOLDERS

As of January 30, 2009 , there are 30 holders of our common stock.

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

          *filed as an exhibit to our registration statement on Form SB-2 dated
           January 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURROW MINING, INC.

/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 30, 2009



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 30, 2009