Form 10-Q
period 2009-03-17
Burrow Mining Inc.
filed 2009-03-17
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____to_________

                       Commission file number: 333-148925

                              BURROW MINING, INC.


                    NEVADA                                  20-8628868
(State or other jurisdiction of incorporation) (I.R.S. Employer Identification No.)

                    17177 64th Avenue, Surrey, B.C.  V3S 1Y6
          (Address of principal executive offices, including zip code) Issuer's telephone number, including area code (604)527-0098

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

The issuer has 7,900,000 outstanding shares of common stock outstanding as of March 17, 2009.

Transitional Small Business Disclosure Format (Check one): Yes {square} No {checked-box}













J:\Web Wizard\Form 10Q\10Q.v3.doc

                               TABLE OF CONTENTS


                                                                            Page


PART I - FINANCIAL INFORMATION.................................................1

      ITEM 1.  FINANCIAL STATEMENTS............................................1
      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......2
      ITEM 3.  CONTROLS AND PROCEDURES.........................................4

PART II-OTHER INFORMATION......................................................5

      ITEM 1.  LEGAL PROCEEDINGS...............................................5
      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....5
      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................5
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5
      ITEM 5.  OTHER INFORMATION...............................................5
      ITEM 6.  EXHIBITS........................................................5

SIGNATURES.....................................................................6

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

                                JANUARY 31, 2009

                                  (UNAUDITED)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                                                              ASSETS

                                                                                       JANUARY 31,                  OCTOBER 31,
                                                                                          2009                         2008
                                                                                       (UNAUDITED)                   (AUDITED)
CURRENT ASSETS
       Cash                                                                               $           4,192    $             7,796


TOTAL ASSETS                                                                              $           4,192    $             7,796


                                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
       Accounts payable and accrued liabilities                                          $                -                      $
                                                                                                                                 -
       Loans from related party                                                                      20,000                 20,000

       TOTAL CURRENT LIABILITIES                                                                     20,000                 20,000


STOCKHOLDERS' EQUITY
       Capital stock
         Authorized:
        75,000,000 common shares with a par value of $0.001
         Issued and outstanding:
          7,900,000 common shares                                                                     7,900                  7,900
       Additional paid-in-capital                                                                    98,100                 98,100
       Share subscription receivable                                                               (81,000)               (81,000)
       Deficit accumulated during the exploration stage                                            (40,808)               (37,204)

TOTAL STOCKHOLDERS' EQUITY                                                                         (15,808)               (12,204)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $           4,192    $             7,796

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)


                                                         SEE ACCOMPANYING NOTES


BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)











                                                    THREE MONTHS ENDED           THREE MONTHS ENDED             CUMULATIVE
                                                     JANUARY 31, 2009             JANUARY 31, 2008                 FROM
                                                                                                            DECEMBER 11, 2006
                                                                                                              (INCEPTION) TO
                                                                                                             JANUARY 31, 2009

       Bank charges and                                   $           47            $                61       $                269
       interest
       Office expenses                                               375                            464                      1,959
       Mineral property                                            2,500                              -                     10,000
       Professional fees                                               -                          2,600                     15,198
       Transfer and filing                                           682                              -                     13,382
       fees

Net loss                                                    $    (3,604)               $        (3,125)          $        (40,808)


LOSS PER SHARE - BASIC AND DILUTED                               $(0.00)                        $(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                             7,900,000                      7,900,000






                                                       SEE ACCOMPANYING NOTES



BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)





                                               NUMBER OF    PAR       ADDITIONAL              DEFICIT
                                               COMMON       VALUE       PAID-IN-             ACCUMULATED
                                               SHARES                    CAPITAL     DURING THE EXPLORATION STAGE    TOTAL

  Subscribed for cash at $0.001                 4,000,000 $    4,000 $             -           $                -  $    4,000
January 26, 2007
  Subscribed for cash at $0.001                 2,000,000      2,000               -                                    2,000
February 27, 2007
  Subscribed for cash at $0.01                    700,000        700           6,300                                    7,000
March 22, 2007
  Subscribed for cash at $0.01                    300,000        300           2,700                                    3,000
March 30, 2007
  Subscribed for cash at $0.1                     900,000        900          89,100                                   90,000
Net loss                                                                                                 (11,976)    (11,976)
Share subscriptions receivable                                                                                       (81,000)

Balance, October 31, 2007                7,900,000        $    7,900      $   98,100                $    (11,976)   $  13,024
Net loss                                                                                                 (25,228)    (25,228)

Balance, October 31, 2008                7,900,000        $    7,900      $   98,100                $    (37,204) $  (12,204)
Net loss                                                                                                  (3,604)     (3,604)

Balance, January 31, 2009                7,900,000        $    7,900      $   98,100                $    (40,808) $  (15,808)















                            SEE ACCOMPANYING NOTES

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                    THREE MONTHS ENDED            CUMULATIVE
                                                                                     JANUARY 31, 2008                FROM
                                                                                                              DECEMBER 11, 2006
                                                                                                                (INCEPTION) TO
                                                                                                               JANUARY 31, 2009
                                                     THREE MONTHS ENDED JANUARY
                                                              31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                       $    (3,604)            $    (3,125)            $      (40,808)
      Adjustments to reconcile net loss to
    net cash
         Accounts payable and accrued                                           -                       -                          -
    liabilities

    Net cash used in operations                                           (3,604)                 (3,125)                   (40,808)

CASH FLOWS FROM FINANCING ACTIVITIES
           Loans from related party                                             -                       -                     20,000
           Shares subscribed for cash                                           -                       -                     25,000

         Net cash provided by financing                                         -                       -                     45,000
         activities

Net increase (decrease) in cash                                           (3,604)                 (3,125)                      4,192

Cash beginning                                                              7,796                  13,024                          -

Cash ending                                                         $       4,192            $      9,899             $        4,192


         SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for:

         Interest                                                    $                -  $              -        $                 -
         Taxes                                                       $                -  $              -        $                 -

                                                       SEE ACCOMPANYING NOTES


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
1.  NATURE AND CONTINUANCE OF OPERATIONS
    Burrow Mining Inc.  the  Company")  was  incorporated  under  the  laws  of State of Nevada, U.S. on December 11, 2006, with an
    authorized capital of 75,000,000 common shares with a par value of $0.001.   The Company's year end is the end of October.  The
    Company is in the exploration stage of its resource business.  During the year  ended  October  31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in British Columbia.  The Company  has not yet determined
    whether  this  property  contains  reserves  that  are  economically  recoverable.   The  recoverability of costs incurred  for
    acquisition  and  exploration  of  the  property  will  be dependent upon the discovery of economically  recoverable  reserves, confirmation of the Company's interest in the underlying  property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement  and  to  complete  the  development of the property and upon future profitable production or proceeds for the sale thereof.
    These financial statements have been prepared on a going concern basis which assumes the Company  will  be  able to realize its assets  and  discharge its liabilities in the normal course of business for the foreseeable future.  The Company  has  incurred losses since inception resulting in an accumulated deficit of $40,808 as at January 31, 2009 and further losses are anticipated in the development  of  its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a  going  concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to  meet  its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance  operating  costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Basis of Presentation
    The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
    United States of America and are presented in US dollars.
    Exploration Stage Company
    The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.
    Mineral Interests
    Mineral property acquisition, exploration and development  costs  are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven  or  probable  reserves  on  its  mineral  properties.  The
    Company  has  adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes  standards for the initial  measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible  assets  arising  from  the  acquisition,  construction or development and for normal operations of such assets. As at January 31, 2009, any potential costs relating to the  retirement  of the Company's mineral property interest has not yet been determined.
    Use of Estimates and Assumptions
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities  and  disclosure  of contingent assets and liabilities  at  the  date  of  the financial statements and the reported amounts of revenues and expenses during  the  period.
    Actual results could differ from those estimates.

 BURROW MINING INC.
 (An Exploration Stage Company)
 Notes To The Financial Statements
 January 31, 2009
 (Unaudited)
 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Foreign Currency Translation
     The financial statements are presented  in  United  States  dollars.   In  accordance  with Statement of Financial Accounting
     Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and  liabilities  are  translated  into their  United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and  liabilities  are  translated  at  the exchange rates prevailing on the transaction date. Revenue and expenses are
     translated at average rates of exchange during  the  year.   Gains or losses resulting from foreign currency transactions are included in results of operations.
     Fair Value of Financial Instruments
     The carrying value of cash and accounts payable and accrued liabilities  approximates  their  fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management's opinion the Company  is not exposed to significant interest, currency or credit risks arising from these financial instruments.
     Environmental Costs
     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.   Expenditures  that
     relate  to  an  existing  condition  caused  by  past  operations,  and  which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments  and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides  with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.
     Income Taxes
     The Company follows the liability method of accounting for income taxes.  Under this method,  deferred  income tax assets and liabilities  are  recognized  for the estimated tax consequences attributable to differences between the financial  statement carrying values and their respective  income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
     At January 31, 2009, a full deferred tax  asset  valuation  allowance  has  been  provided and no deferred tax asset has been recorded.
     Basic and Diluted Loss Per Share
     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding  common  shares  during  the  period.
     Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.
     The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.


    BURROW MINING INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    January 31, 2009
    (Unaudited)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        Stock-based Compensation
        In  December  2004,  the  FASB  issued  SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for
        Stock-Based Compensation" and superseded  APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005,
        the Securities and Exchange Commission ("SEC")  issued  Staff  Accounting Bulletin ("SAB") No. 107, "Share-Based Payment",
        which provides supplemental implementation guidance for SFAS No. 123R.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in  the  financial  statements  based on the grant date  fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning  on  or after June  15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning  of  their  next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-
        forma disclosures previously permitted  under  SFAS  No.  123  no  longer  will  be  an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value  model  to  be  used  for  valuing share-based  payments,  the  amortization  method  for  compensation  cost and the transition method to be used at date of adoption.

        The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for  all  periods  presented.  The  prospective method  requires  that  compensation  expense be recorded for all unvested stock options and restricted stock at  the beginning of the first quarter of adoption  of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted  stock  beginning  with  the first period restated. The Company adopted  the  modified prospective approach of SFAS No. 123R for the year ended October  31,  2007.  The Company  did not record any  compensation  expense  for  the  period  ended  January  31, 2009 because there were no stock options outstanding prior to the adoption or at January 31, 2009.
        Recent Accounting Pronouncements
        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid  Financial Instruments-an amendment of FASB
             Statements No. 133 and 140", to simplify and make more consistent the accounting  for  certain financial instruments.
             SFAS  No.  155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities",  to  permit  fair value re-measurement  for  any  hybrid  financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument  is accounted for on a fair value basis. SFAS No. 155 amends SFAS No.
             140, "Accounting for the Impairment or Disposal of  Long-Lived  Assets", to allow a qualifying special-purpose entity to  hold  a derivative financial instrument that pertains to a beneficial  interest  other  than  another  derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year  that  begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant  effect  on  the  Company's  future  reported  financial  position  or  results of operations.
        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
             No.  140,  Accounting  for  Transfers  and  Servicing  of  Financial Assets and Extinguishments of Liabilities". This
             statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement  using  either  fair  value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement  of  separately  recognized  servicing  assets  and servicing liabilities at fair  value  eliminates  the necessity for entities that manage the risks inherent in servicing  assets and servicing liabilities with derivatives to  qualify  for  hedge  accounting  treatment and eliminates the characterization  of  declines  in  fair  value  as impairments or direct write-downs. SFAS  No.  156 is  effective  for  an  entity's  first fiscal year beginning after
             September 15, 2006.  This adoption of this statement is not expected to have a significant  effect  on  the Company's future reported financial position or results of operations.

BURROW MINING INC.
 (An Exploration Stage Company)
Notes To The Financial Statements
January 31, 2009
(Unaudited)
3.       MINERAL INTERESTS
         On May 27, 2007, the Company entered into a mineral property purchase agreement to acquire a 100% interest  in  one mineral claim located at British Columbia for total consideration of $7,500.
         The  mineral  interest  is  held in trust for the Company by the vendor of the property. Upon request from the Company  the title will be recorded in the name of the Company with the appropriate mining recorder.
4.  COMMON STOCK
    The  total  number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value  of  one tenth of one cent ($0.001) per share and no other class of shares is authorized.
    During the year ended October 31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000.
    The Company has  received  $25,000,  and  thereof there are share subscription receivable of $81,000 as at October 31, 2007.  At
    January 31, 2009, there were no outstanding stock options or warrants.
5.  INCOME TAXES
    As of January 31, 2009, the Company had net  operating  loss  carry  forwards  of approximately $40,808 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may  arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely  to  occur  and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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


OVERVIEW

From inception on December 11, 2006 through January 31, 2009, we have incurred a cumulative net loss of $40,808and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended January 31, 2009, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JANUARY 31, 2009

We did not earn any revenue in the amount of $0 during the three-month period ending January 31, 2009.

We incurred operating expenses in the amount of $3,604 for the three-month period ending January 31, 2009. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, we had working capital of $4,192. For three-month period ending January 31, 2009, we generated a negative operating cash flow of $3,604. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of January 31, 2009, the Company has no debt or accounts payable.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of January 31, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


(B)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended October 31, 2008 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                       Burrow Mining, Inc.
 Date : March 17, 2009 By: /s/ Cathy M.T. Ho
                           Cathy M.T. Ho
                           Chief Executive Officer
                           (Principal Executive Officer and Principal
                           Financial Officer )

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