Form 10-Q
period 2009-07-14
Burrow Mining Inc.
filed 2009-07-15
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 2009

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

The issuer has 7,900,000 outstanding shares of common stock outstanding as of July 14, 2009.

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

                                 APRIL 30, 2009

                                  (UNAUDITED)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                           ASSETS

                                    APRIL 30,             OCTOBER 31,
                                    2009                  2008
                                    (UNAUDITED)           (AUDITED)
CURRENT
ASSETS
 Cash                            $   3,079           $   7,796


TOTAL ASSETS                     $   3,079           $   7,796

                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and
     accrued liabilities         $   -               $    -
     Loans from related party        25,000               20,000

     TOTAL CURRENT LIABILITIES       25,000               20,000


STOCKHOLDERS' EQUITY
     Capital stock
       Authorized:
      75,000,000 common shares
      with a par value of $0.001
       Issued and outstanding:
        7,900,000 common shares      7,900                7,900
     Additional paid-in-capital      98,100               98,100
     Share subscription receivable   (81,000)             (81,000)
     Deficit accumulated during the
     exploration stage               (46,921)             (37,204)

TOTAL STOCKHOLDERS' EQUITY           (21,921)             (12,204)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $  3,079            $   7,796

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)


                       SEE ACCOMPANYING NOTES


BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)


								  Cumulative
								  from
                                                                  December
                                                                  11, 2006
            Six Months   Six months   Three Months  Three Months  (Inception)
            Ended        Ended        Ended         Ended         to
            April 30,    April 30,    April 30,     April 30,     April 30,
            2009         2008         2009          2008          2009

Bank       $110          $84          $63           $23           $332
charges
and
interest
Office      3,125         565          2,750         101           4,709
expenses
Mineral     2,500                      -             -             10,000
property
Professional 3,300        6,812        3,300         4,212         18,498
fees
Transfer     682          824          -             824           13,382
and filing
fees

Net loss    $(9,717)     $(8,285)     $(6,113)      $(5,160)      $(46,921)

LOSS PER SHARE $(0.00)   $(0.00)      $(0.00)       $(0.00)
- BASIC AND
DILUTED

WEIGHTED
AVERAGE NUMBER 7,900,000   7,900,000  7,900,000     7,900,000
OF COMMON
SHARES
OUTSTANDING





                                                           SEE ACCOMPANYING NOTES



BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)








                                         NUMBER OF    PAR       ADDITIONAL              DEFICIT
                                     COMMON       VALUE       PAID-IN-             ACCUMULATED
                                               SHARES                    CAPITAL     DURING THE EXPLORATION STAGE    TOTAL

December 18, 2006
  Subscribed for cash at $0.001          4,000,000 $    4,000 $             -           $                -  $    4,000
January 26, 2007
  Subscribed for cash at $0.001          2,000,000      2,000               -                                    2,000
February 27, 2007
  Subscribed for cash at $0.01             700,000        700           6,300                                    7,000
March 22, 2007
  Subscribed for cash at $0.01             300,000        300           2,700                                    3,000
March 30, 2007
  Subscribed for cash at $0.1              900,000        900          89,100                                   90,000
Net loss                                                                                          (11,976)    (11,976)
Share subscriptions receivable                                                                                       (81,000)

Balance, October 31, 2007                7,900,000        $    7,900      $   98,100                $    (11,976)   $  13,024
Net loss                                                                                                 (25,228)    (25,228)

Balance, October 31, 2008                7,900,000        $    7,900      $   98,100                $    (37,204) $  (12,204)
Net loss                                                                                                  (9,717)     (9,717)

Balance, April 30, 2009                  7,900,000        $    7,900      $   98,100                $    (46,921) $  (21,921)








                            SEE ACCOMPANYING NOTES

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                                              CUMULATIVE
                                                                                                                 FROM
                                                                                                          DECEMBER 11, 2006
                                                                       THREE MONTHS    THREE MONTHS         (INCEPTION) TO
                               SIX MONTHS ENDED    SIX MONTHS ENDED   ENDED APRIL 30, ENDED APRIL 30,       APRIL 30, 2009
                                APRIL 30, 2009      APRIL 30, 2008         2009            2008

CASH FLOWS FROM OPERATING
ACTIVITIES
       Net loss                      $    (9,717)      $      (8,285)    $    (6,113)  $      (5,160)            $      (46,921)
       Adjustments to
     reconcile net loss to
     net
       cash
          Accounts payable                      -                   -               -               -                          -
     and accrued
          liabilities

     Net cash used in                     (9,717)             (8,285)         (6,113)         (5,160)                   (46,921)
     operations

CASH FLOWS FROM FINANCING
ACTIVITIES
       Loans from related                   5,000                   -           5,000               -                     25,000
     party
       Shares subscribed for                    -                   -                               -                     25,000
     cash

     Net cash provided by                   5,000                   -           5,000               -                     50,000
     financing activities

Net increase (decrease) in                (4,717)             (8,285)         (1,113)         (5,160)                      3,079
cash

Cash beginning                              7,796              13,024           4,192           9,899                          -

Cash ending                         $       3,079     $         4,739    $      3,079 $         4,739             $        3,079

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for:
  Interest                      $               -   $               -               $               $          $               -
                                                                                    -               -
  Taxes                         $               -   $               -               $               $          $               -
                                                                                    -               -



                                                     SEE ACCOMPANYING NOTES


BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
(Unaudited)
1.                                 NATURE AND CONTINUANCE OF OPERATIONS
    Burrow Mining Inc.  the  Company")  was  incorporated  under  the  laws  of State of Nevada, U.S. on December 11, 2006, with an
    authorized capital of 75,000,000 common shares with a par value of $0.001.   The Company's year end is the end of October.  The
    Company is in the exploration stage of its resource business.  During the year  ended  October  31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in British Columbia.  The Company  has not yet determined
    whether  this  property  contains  reserves  that  are  economically  recoverable.   The  recoverability of costs incurred  for
    acquisition  and  exploration  of  the  property  will  be dependent upon the discovery of economically  recoverable  reserves, confirmation of the Company's interest in the underlying  property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement  and  to  complete  the  development of the property and upon future profitable production or proceeds for the sale thereof.

    These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $46,921 as at April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.
2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Basis of Presentation
    The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the
    United States of America and are presented in US dollars.
    Exploration Stage Company
    The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the Company as an exploration stage enterprise.
    Mineral Interests
    Mineral property acquisition, exploration and development costs are expensed as incurred until  such  time as economic reserves
    are  quantified.   To  date  the  Company has not established any proven or probable reserves on its mineral  properties.   The
    Company has adopted the provisions  of  SFAS  No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting  for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition,  construction  or  development  and  for  normal operations of such assets. As at April 30, 2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
(Unaudited)

    2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Use of Estimates and Assumptions
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make  estimates  and assumptions that affect the reported amounts of assets and liabilities and disclosure  of  contingent assets and liabilities  at  the  date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.
        Foreign Currency Translation
        The financial statements are presented  in  United  States  dollars.  In accordance with Statement of Financial Accounting
        Standards No. 52, "Foreign Currency Translation", foreign denominated  monetary assets and liabilities are translated into
        their United States dollar equivalents using foreign exchange rates which  prevailed  at  the  balance  sheet  date.   Non
        monetary  assets  and  liabilities  are  translated  at the exchange rates prevailing on the transaction date. Revenue and
        expenses are translated at average rates of exchange during  the  year.   Gains  or losses resulting from foreign currency
        transactions are included in results of operations.
        Fair Value of Financial Instruments
        The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short
        maturity  of  these  instruments.   Unless otherwise noted, it is management's opinion  the  Company  is  not  exposed  to significant interest, currency or credit risks arising from these financial instruments.
        Environmental Costs
        Environmental expenditures that relate  to  current  operations  are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and  which  do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments  and/or  remedial efforts are probable, and  the  cost  can  be  reasonably  estimated.  Generally, the timing of these accruals coincides  with  the  earlier  of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.
        Income Taxes
        The Company follows the liability method  of  accounting  for income taxes.  Under this method, deferred income tax assets and  liabilities are recognized for the estimated tax consequences  attributable  to  differences  between  the  financial statement  carrying  values  and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of  a  change  in  tax  rates is recognized in income in the period that includes the enactment date.
        At April 30, 2009, a full deferred tax asset valuation  allowance  has  been  provided  and no deferred tax asset has been recorded.
        Basic and Diluted Loss Per Share
        The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share"  which  requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per  share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common  shares during the period.  Diluted  loss  per  share  gives  effect  to all dilutive potential common shares outstanding during the  period.
        Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.
        The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.
    BURROW MINING INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    April 30, 2009
    (Unaudited)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        Stock-based Compensation
        In December 2004, the FASB issued SFAS No. 123R, "Share-Based  Payment",  which  replaced  SFAS  No.  123, "Accounting for
        Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees".  In January 2005,
        the  Securities  and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based  Payment",
        which provides supplemental  implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of  employee  stock  options,  to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective  for  interim  or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most  registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required  by  SFAS  No. 123R. The pro-
        forma  disclosures  previously  permitted  under  SFAS  No.  123  no  longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate  fair  value  model  to  be  used for valuing share-based  payments,  the  amortization  method  for compensation cost and the transition method to be used at  date  of adoption.
        The transition methods include prospective and retroactive  adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of  adoption  or  for  all  periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options  and  restricted  stock  at  the beginning  of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for  all  unvested  stock  options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach  of  SFAS  No.  123R  for  the year ended October 31, 2007. The Company did not record  any  compensation  expense  for the period ended April 30, 2009  because  there  were  no  stock  options outstanding prior to the adoption or at April 30, 2009.
        Recent Accounting Pronouncements
        In February 2006, the FASB issued SFAS No. 155,  "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB
             Statements No. 133 and 140", to simplify and  make  more consistent the accounting for certain financial instruments.
             SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative  Instruments  and  Hedging  Activities",  to permit fair value  re-measurement  for  any hybrid financial instrument with an embedded derivative that otherwise would  require bifurcation, provided that the  whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No.
             140, "Accounting for the Impairment  or  Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument  that  pertains  to  a  beneficial  interest  other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued  after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  This  standard is not  expected  to  have  a  significant  effect  on  the  Company's  future reported financial position or results of operations.
        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
             No.  140,  Accounting  for  Transfers  and Servicing of Financial Assets and  Extinguishments  of  Liabilities". This
             statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent  measurement  using  either  fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement  of  separately  recognized  servicing assets and servicing liabilities  at  fair  value  eliminates  the necessity for entities that manage the risks  inherent in servicing assets and servicing liabilities with derivatives to  qualify  for  hedge accounting treatment and eliminates  the  characterization  of  declines  in  fair  value  as impairments or direct  write-downs. SFAS  No.  156 is  effective  for  an  entity's first fiscal year beginning after
             September 15, 2006.  This adoption of this statement is not expected to have  a  significant  effect on the Company's future reported financial position or results of operations.

BURROW MINING INC.
 (An Exploration Stage Company)
Notes To The Financial Statements
April 30, 2009
(Unaudited)
3.       MINERAL INTERESTS
         On May 27, 2007,  the Company entered into a mineral property purchase agreement to acquire a 100% interest in one mineral claim located at British Columbia for total consideration of $7,500.
         The mineral interest  is  held  in  trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.
4.  COMMON STOCK
    The total number of common shares authorized that may be issued by the Company is 75,000,000 shares  with  a  par  value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.
    During  the  year  ended  October  31,  2007,  the  Company issued 7,900,000 shares of common stock for total cash proceeds  of
    $106,000.  The Company has received $25,000, and thereof  there  are  share  subscription receivable of $81,000 as at April 30,
    2009.  At April 30, 2009, there were no outstanding stock options or warrants.
5.  INCOME TAXES
    As of April 30, 2009, the Company had net operating loss carry forwards of approximately  $46,921  that  may  be  available  to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized  in  these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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


OVERVIEW

From inception on December 11, 2006 through April 30, 2009, we have incurred a cumulative net loss of $46,921 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended April 30, 2009, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2009

We did not earn any revenue in the amount of $0 during the three-month period ending April 30, 2009.

We incurred operating expenses in the amount of $9,717 for the six-month period ending April 30, 2009. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2009, we had working capital of $3,079. For six-month period ending April 30, 2009, we generated a negative operating cash flow of $9,717. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of April 30, 2009, the Company has no debt or accounts payable.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of April 30, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


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

                      Burrow Mining, Inc.
 Date : July 14, 2009 By: /s/ Cathy M.T. Ho
                          Cathy M.T. Ho
                          Chief Executive Officer
                          (Principal Executive Officer and Principal
                          Financial Officer )

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