Form 10-Q
period 2009-09-15
Burrow Mining Inc.
filed 2009-09-16
CIK 1423579

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2009

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

                    17177 64th Avenue, Surrey, B.C.  V3S 1Y6
          (Address of principal executive offices, including zip code)
         Issuer's telephone number, including area code (604) 527-0098

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

The issuer has 7,900,000 outstanding shares of common stock outstanding as of September 15, 2009.

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

                                 JULY 31, 2009

                                  (UNAUDITED)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS




NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS


                                   ASSETS

                                 JULY 31,                         OCTOBER 31,
                                 2009                             2008
                                 (UNAUDITED)                      (AUDITED)
CURRENT
ASSETS
   Cash                          $           6,949                $      7,796


TOTAL ASSETS                     $           6,949                $      7,796


                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable and
    accrued liabilities          $           -                    $          -
    Loans from related party                 32,000                     20,000

     TOTAL CURRENT LIABILITIES               32,000                     20,000


STOCKHOLDERS' EQUITY
     Capital stock
       Authorized:
      75,000,000 common shares with a par value of $0.001
       Issued and outstanding:
        7,900,000 common shares               7,900                      7,900
     Additional paid-in-capital              98,100                     98,100
     Share subscription receivable         (81,000)                   (81,000)
     Deficit accumulated during the
     exploration stage                     (50,051)                   (37,204)

TOTAL STOCKHOLDERS' EQUITY                 (25,051)                   (12,204)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  6,949                $     7,796

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)





                                                            SEE ACCOMPANYING NOTES
BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                                                                            CUMULATIVE
                                                                                                               FROM
                                                                                                         DECEMBER 11, 2006
                                                                                                          (INCEPTION) TO
         THREE MONTHS ENDED JULY  THREE MONTHS ENDED JULY  NINE MONTHS ENDED JULY                        JULY 31, 2009
             31, 2009                 31, 2008                 31, 2009         NINE MONTHS ENDED JULY
                                                                                       31, 2008

Bank    $            21         $           23        $           131       $             107      $              353
charges
and
interest
Office               -                      215                  3,125                    780                   4,709
expenses
Mineral              -                                           2,500                      -                  10,000
property
Professional         1,700                  2,890                5,000                   9,702                 20,198
fees
Transfer             1,409                  1,108                2,091                   1,932                 14,791
and filing
fees

Net loss   $       (3,130)       $         (4,236)       $    (12,847)         $      (12,521)       $       (50,051)

LOSS PER SHARE    $(0.00)                 $(0.00)            $(0.00)                 $(0.00)
- BASIC AND
DILUTED

WEIGHTED
AVERAGE NUMBER    7,900,000                 7,900,000              7,900,000                7,900,000
OF COMMON
SHARES
OUTSTANDING














                                                           SEE ACCOMPANYING NOTES



BURROW MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                                           CUMULATIVE
                                                                                                              FROM
                                                                                                       DECEMBER 11, 2006
                                                                        NINE MONTHS                      (INCEPTION) TO
                          THREE MONTHS ENDED     THREE MONTHS ENDED    ENDED JULY 31,   NINE MONTHS      JULY 31, 2009
                            JULY 31, 2009          JULY 31, 2008            2009       ENDED JULY 31,
                                                                                            2008

CASH FLOWS FROM
OPERATING ACTIVITIES
      Net loss                  $      (3,130)         $      (4,236)      $  (12,847)  $    (12,521)      $      (50,051)
      Adjustments to
    reconcile net loss
    to net
      cash
         Accounts                            -                      -                -              -                    -
    payable and accrued
         liabilities

    Net cash used in                   (3,130)                (4,326)         (12,847)       (12,521)             (50,051)
    operations

CASH FLOWS FROM
FINANCING ACTIVITIES
      Loans from                         7,000                 10,000           12,000         10,000               32,000
    related party
      Shares subscribed                      -                      -                               -               25,000
    for cash

    Net cash provided                    7,000                 10,000           12,000         10,000               57,000
    by financing
    activities

Net increase (decrease)                (3,870)                  5,764            (847)        (2,521)                6,949
in cash

Cash beginning                           3,079                  4,739            7,796         13,024                    -

Cash ending                      $       6,949         $       10,503     $      6,949 $       10,503       $        6,949

SUPPLEMENTAL CASH FLOW
INFORMATION:
Cash paid for:
  Interest                   $               -      $               - $              -              $    $               -
                                                                                                    -
  Taxes                      $               -      $               - $              -              $    $               -
                                                                                                    -






                                                  SEE ACCOMPANYING NOTES

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2009
(Unaudited)
1.                                     NATURE AND CONTINUANCE OF OPERATIONS
        Burrow Mining Inc.  the  Company")  was incorporated under the laws of State of Nevada, U.S. on December 11, 2006, with an authorized capital of 75,000,000  common shares with a par value of $0.001.  The Company's year end is the end of October.  The Company is in the exploration  stage of its resource business.  During the year ended October
        31, 2007, the Company commenced operations by issuing  shares  and acquiring a mineral property located in British
        Columbia.   The  Company has not yet determined whether this property  contains  reserves  that  are  economically recoverable.  The  recoverability  of  costs  incurred  for  acquisition  and  exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation  of  the Company's interest in the underlying  property,  the  ability  of  the  Company  to  obtain necessary financing to satisfy  the  expenditure requirements  under  the property agreement and to complete the  development  of  the  property  and  upon  future profitable production or proceeds for the sale thereof.
        These financial statements  have  been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The
        Company has incurred losses since inception resulting in an accumulated deficit of $50,051 as at July 31, 2009 and further losses are anticipated in the  development  of  its business raising substantial doubt about the Company's ability to continue as a going concern.  The ability to continue  as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the  necessary  financing  to meet its obligations and  repay  its  liabilities  arising  from normal business operations when they come due. Management  intends  to finance operating costs over the next twelve  months  with  existing  cash on hand and loans from directors and or private placement of common stock.
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        Basis of Presentation
        The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.
        Exploration Stage Company
        The Company complies with the Financial Accounting Standards Board Statement No. 7, its characterization of the
        Company as an exploration stage enterprise.
        Mineral Interests
        Mineral  property acquisition, exploration and development costs are expensed  as  incurred  until  such  time  as economic reserves  are quantified.  To date the Company has not established any proven or probable reserves on its
        mineral properties.   The  Company  has  adopted  the  provisions of SFAS No. 143 "Accounting for Asset Retirement
        Obligations" which establishes standards for the initial  measurement  and  subsequent  accounting for obligations associated  with  the  sale,  abandonment,  or  other  disposal  of  long-lived tangible assets arising  from  the acquisition, construction or development and for normal operations of  such  assets.  As  at  July  31,  2009, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.
        Use of Estimates and Assumptions
        The  preparation  of  financial  statements  in  conformity with generally accepted accounting principles requires management to make estimates and assumptions that  affect  the  reported  amounts  of  assets  and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the  reported  amounts of revenues and expenses during the period.  Actual results could differ from those estimates.
BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2009
(Unaudited)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        Foreign Currency Translation
        The  financial  statements  are  presented  in  United  States dollars.  In accordance with Statement of Financial
        Accounting Standards No. 52, "Foreign Currency Translation",  foreign  denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign  exchange  rates  which  prevailed at the balance  sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing  on  the transaction  date.  Revenue  and  expenses  are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.
        Fair Value of Financial Instruments
        The carrying value of cash and accounts payable  and  accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise  noted,  it  is management's opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.
        Environmental Costs
        Environmental  expenditures  that  relate  to  current  operations are expensed  or  capitalized  as  appropriate.
        Expenditures that relate to an existing condition caused  by  past  operations,  and  which  do  not contribute to current  or  future  revenue  generation,  are  expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost  can  be  reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility  study  or the Company's commitments to plan of action based on the then known facts.
        Income Taxes
        The Company follows the liability method of accounting for income taxes.  Under  this  method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to  differences  between the financial statement carrying values and their respective income tax basis (temporary differences).  The  effect on deferred  income  tax  assets and liabilities of a change in tax rates is recognized in income in the period  that includes the enactment date.
        At July 31, 2009, a full  deferred  tax  asset valuation allowance has been provided and no deferred tax asset has been recorded.
        Basic and Diluted Loss Per Share
        The  Company computes loss per share in accordance  with  SFAS  No.  128,  "Earnings  per  Share"  which  requires presentation  of  both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed  by  dividing  net  loss  available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted  loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per  share  excludes  all  potential  common  shares if their effect is anti-dilutive.
        The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

    BURROW MINING INC.
    (An Exploration Stage Company)
    Notes To The Financial Statements
    July 31, 2009
    (Unaudited)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        Stock-based Compensation
        In  December  2004,  the  FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123,  "Accounting  for
        Stock-Based Compensation" and  superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005,
        the Securities and Exchange Commission  ("SEC")  issued  Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment",
        which provides supplemental implementation guidance for SFAS  No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized  in  the  financial  statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting  periods  beginning  on or after  June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning  of  their  next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-
        forma disclosures previously permitted  under  SFAS  No.  123  no  longer  will  be  an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value  model  to  be  used  for  valuing share-based  payments,  the  amortization  method  for  compensation  cost and the transition method to be used at date of adoption.
        The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for  all  periods  presented.  The  prospective method  requires  that  compensation  expense be recorded for all unvested stock options and restricted stock at  the beginning of the first quarter of adoption  of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted  stock  beginning  with  the first period restated. The Company adopted  the  modified prospective approach of SFAS No. 123R for the year ended October  31,  2007.  The Company  did not record any  compensation  expense  for  the  period  ended  July  31,  2009  because  there were no stock options outstanding prior to the adoption or at July 31, 2009.
        Recent Accounting Pronouncements
        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an  amendment of FASB
             Statements  No. 133 and 140", to simplify and make more consistent the accounting for certain financial  instruments.
             SFAS No. 155  amends  SFAS  No.  133,  "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial  instrument  with  an  embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a  fair value basis. SFAS No. 155 amends SFAS No.
             140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to  allow  a qualifying special-purpose entity to  hold  a  derivative  financial instrument that pertains to a beneficial interest other  than  another  derivative financial instrument. SFAS  No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that  begins  after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect  on  the  Company's  future  reported  financial  position  or  results  of operations.
        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement
             No.  140,  Accounting  for  Transfers  and  Servicing  of  Financial Assets and Extinguishments of Liabilities". This
             statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement  using  either  fair  value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement  of  separately  recognized  servicing  assets  and servicing liabilities at fair  value  eliminates  the necessity for entities that manage the risks inherent in servicing  assets and servicing liabilities with derivatives to  qualify  for  hedge  accounting  treatment and eliminates the characterization  of  declines  in  fair  value  as impairments or direct write-downs. SFAS  No.  156 is  effective  for  an  entity's  first fiscal year beginning after
             September 15, 2006.  This adoption of this statement is not expected to have a significant  effect  on  the Company's future reported financial position or results of operations.

BURROW MINING INC.
 (An Exploration Stage Company)
Notes To The Financial Statements
July 31, 2009
(Unaudited)
3.       MINERAL INTERESTS
         On May 27, 2007, the Company entered into a mineral property purchase agreement to acquire a 100% interest in  one  mineral claim located at British Columbia for total consideration of $7,500.
         The  mineral  interest  is  held  in trust for the Company by the vendor of the property. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder.
4.  COMMON STOCK
    The  total  number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par  value  of  one tenth of one cent ($0.001) per share and no other class of shares is authorized.
    During the year ended October 31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000.
    The Company has  received  $25,000, and thereof there are share subscription receivable of $81,000 as at July 31, 2009.  At July
    31, 2009, there were no outstanding stock options or warrants.
5.  INCOME TAXES
    As of July 31, 2009, the Company  had net operating loss carry forwards of approximately $50,051 that may be available to reduce future years' taxable income through  2027.  Future  tax  benefits  which  may  arise  as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely  to  occur  and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.
6.  RELATED PARTY
    While the Company is seeking additional capital, the directors have advanced funds to the Company to  pay  any costs incurred by
    it.  These funds are interest free.  The balance due the directors was $ 32,000 on July 31, 2009.

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


OVERVIEW

From inception on December 11, 2006 through July 31, 2009, we have incurred a cumulative net loss of $46,921 and to date have generated revenue of $0. The Company has no debt and has sufficient cash to operate for no more than one year.

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

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended July 31, 2009, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JULY 31, 2009

We did not earn any revenue in the amount of $0 during the three-month period ending July 31, 2009.

We incurred operating expenses in the amount of $3,130for the three-month period ending July 31, 2009. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2009, we had working capital of $6,949. For three-month period ending July 31, 2009, we generated a negative operating cash flow of $3,130. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000. As of July 31, 2009, the Company has no debt or accounts payable.

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



ITEM 3.     CONTROLS AND PROCEDURES


(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of July 31, 2009, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange
Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


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

                           Burrow Mining, Inc.
 Date : September 15, 2009 By: /s/ Cathy M.T. Ho
                               Cathy M.T. Ho
                               Chief Executive Officer
                               (Principal Executive Officer and Principal
                               Financial Officer )

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