Form 10-K
period 2009-10-31
Burrow Mining Inc.
filed 2010-02-01
CIK 1423579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

Commission File # 333-148925

BURROW MINING, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

10-06212019
(IRS Employer Identification Number)

17177 64A Avenue, Surrey, BC  V3S 1Y6
(Address of principal executive offices)

604-527-0098
(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:
None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes  ☑ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $390,000 based upon the last sales price of our shares.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,900,000 shares of common stock issued and outstanding as of January 29, 2010.

Documents incorporated by reference: None.

PART I

Item 1.  Business

DESCRIPTION OF BUSINESS

Business Development

We commenced operations as an exploration stage company.  During the fiscal year ended October 31, 2007, we held an interest in one mineral claim known as the Stikine Asianada property, which was  located in the Liard Mining Division of northwestern British Columbia.  However, we were unable to keep the mineral claim in good standing due to lack of funding and were unsuccessful in raising additional funding in order to restake the claims comprising the Stikine Asianada property.  Our interest in it expired on September 18, 2008.

We are currently reviewing potential acquisitions in the resource and non-resource sectors. However, there are no guarantees that we will be able to reach any agreement to acquire such assets.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Securities

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended October 31, 2009.

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

Results of Operations

We did not earn any revenues for the year ended October 31, 2009.  We incurred operating expenses in the amount of $17,603 for the year ended October 31, 2009, compared to $25,228 for the year ended October 31, 2008.  These expenses consisted of bank charges and interest of $153, office expenses of $3,450, professional fees of $8,400, mineral property costs of $2,500 and transfer and filing fees of $3,100.  At October 31, 2009, we had assets of $2,193 ($7,796 – October 31, 2008) consisting of cash and we had total liabilities recorded at $32,000 ($Nil - October 31, 2008).  These consisted of loans from a related party.

We have not attained profitable operations and are depending on obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on December 11, 2006 through October 31, 2009, and have incurred operating expenses in the amount of $54,807 for the same period. Our activities have been financed from the proceeds of share subscriptions and director loans.

For the period from inception on December 11, 2006 through October 31, 2009, we have incurred bank charges and interest of $375, office expenses of $5,034, mineral property costs of $10,000 professional fees of 23,598, transfer and filing fees of $15,800.

During the year ended October 31, 2009, we incurred a net loss of $(17,603), which resulted in an accumulated deficit of $(54,807).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash of $2,193 as of October 31, 2009, compared to a cash position of $7,796 at October 31, 2008.  Since inception through to and including October 31, 2009, we have raised $25,000 through private placements of our common shares and we have received contributed capital by related parties of $32,000.

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

Item 8.  Financial Statements and Supplementary Data.

BURROW MINING INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

BURROW MINING INC.
(An Exploration Stage Company)
Balance Sheets

Assets

	October 31,	October 31,
	2009	2008
Current Assets
Cash	$2,193	$7,796

Total Assets	$2,193	$7,796

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued liabilities	$-	$-
Loans from related party	32,000	20,000

Total Current Liabilities	32,000	20,000

Stockholders’ Equity
Capital stock Authorized: 75,000,000 common shares with a par value of $0.001
Issued and outstanding: 7,900,000 common shares	7,900	7,900
Additional paid-in-capital	98,100	98,100
Share subscription receivable	(81,000)	(81,000)
Deficit accumulated during the exploration stage	(54,807)	(37,204)

Total stockholders’ equity	(29,807)	(12,204)

Total liabilities and stockholders’ equity	$2,193	$7,796

Nature and continuance of operations (Note 1)

See Accompanying Notes

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Operations

	Year Ended October 31, 2009	Year Ended October 31, 2008	Cumulative from December 11, 2006 (Inception) to October 31, 2009

Bank charges and interest	$153	$152	$375
Office expenses	3,450	1,073	5,034
Mineral property	2,500	-	10,000
Professional fees	8,400	11,403	23,598
Transfer and filing fees	3,100	12,000	15,800

Net loss	$(17,603)	$(25,228)	$(54,807)

Loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	7,900,000	7,900,000

See Accompanying Notes

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Operations

	Number of Common Shares	Par Value	Additional Paid-in- Capital	Deficit accumulated During the exploration stage	Total

December 18, 2006
Subscribed for cash at $0.001	4,000,000	$4,000	$-	$-	$4,000
January 26, 2007
Subscribed for cash at $0.001	2,000,000	2,000	-		2,000
February 27, 2007
Subscribed for cash at $0.01	700,000	700	6,300		7,000
March 22, 2007
Subscribed for cash at $0.01	300,000	300	2,700		3,000
March 30, 2007
Subscribed for cash at $0.1	900,000	900	89,100		90,000
Net loss				(11,976)	(11,976)
Share subscriptions receivable					(81,000)

Balance, October 31, 2007	7,900,000	$7,900	$98,100	$(11,976)	$13,024
Net loss				(25,228)	(25,228)

Balance, October 31, 2008	7,900,000	$7,900	$98,100	$(37,204)	$(12,204)
Net loss				(17,603)	(17,603)

Balance, October 31, 2009	7,900,000	$7,900	$98,100	$(54,807)	$(29,807)

See Accompanying Notes

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	Cumulative from December 11, 2006 (Inception) to October 31, 2009

Cash flows from operating activities
Net loss	$(17,603)	$(25,228)	$(54,807)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	-	-	-

Net cash used in operations	(17,603)	(25,228)	(54,807)

Cash flows from financing activities
Loans from related party	12,000	20,000	32,000
Shares subscribed for cash		-	25,000

Net cash provided by financing activities	12,000	20,000	57,000

Net increase (decrease) in cash	5,603	(5,228)	2,193

Cash beginning	7,796	13,024	-
Cash ending	$2,193	$7,796	$2,193

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See Accompanying Notes

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2009

1.	NATURE AND CONTINUANCE OF OPERATIONS

Burrow Mining Inc. the Company”) was incorporated under the laws of State of Nevada, U.S. on December 11, 2006, with an authorized capital of 75,000,000 common shares with a par value of $0.001.  The Company’s year end is the end of October.  The Company is in the exploration stage of its resource business.  During the year ended October 31, 2007, the Company commenced operations by issuing shares and acquiring a mineral property located in British Columbia.  The Company has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $54,807 as at October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at October 31, 2009, any potential costs relating to the retirement of the Company’s mineral property interest has not yet been determined.

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
October 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

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
At October 31, 2009, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year ended October 31, 2007. The Company did not record any compensation expense for the period ended October 31, 2009 because there were no stock options outstanding prior to the adoption or at October 31, 2009.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

BURROW MINING INC.
(An Exploration Stage Company)
Notes To The Financial Statements
October 31, 2009

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

During the year ended October 31, 2007, the Company issued 7,900,000 shares of common stock for total cash proceeds of $106,000.  The Company has received $25,000, and thereof there are share subscription receivable of $81,000 as at October 31, 2009.  At October 31, 2009, there were no outstanding stock options or warrants.

5.	INCOME TAXES

As of October 31, 2009, the Company had net operating loss carry forwards of approximately $54,807 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of October 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended October 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age

Cathy M.T. Ho	28
Heather M.T. Ho	28

Executive Officers:

Name of Director	Age	Office

Cathy M.T. Ho	28	President, Chief Executive Officer
Heather M.T. Ho	28	Secretary and Treasurer

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

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Ms. Ho or Ms. Ho.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2007 and for the fiscal year ended October 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Cathy M.T. Ho, President, CEO, and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Heather M.T. Ho, Secretary, Treasurer and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) Ms. Cathy M.T. Ho was appointed as President, CEO, and a Director on December 11, 2006.
(2) Ms. Heather M.T. Ho was appointed as Secretary, Treasurer and a Director on December 11, 2006.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on December 11, 2006 through the fiscal period ending October 31, 2009.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and either of Cathy M.T. Ho or Heather M.T. Ho.  We do not pay either Ms. Ho or Ms. Ho any amount for acting as director of the Company.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Cathy M.T. Ho 7892 Cumberland St. Burnaby, BC	President, CEO and Director	2,000,000	25.3%
Common Stock	Heather M.T. Ho 778 Fort Street Victoria, BC V8W 1H2	Secretary, Treasurer and Director	2,000,000	25.3%
Common Stock	All directors and executive officers as a group (one individual)		4,000,000	50.6%

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

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

• any of our directors or executive officers;

• any person proposed as a nominee for election as a director;

• any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

• any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

• any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Item 14.  Principal Accountant Fees and Services.

Our principal accountants, George Stewart, LLP., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	October 31, 2009	October 31, 2008
Audit Fees	$13,800	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past three fiscal years.

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended October 31, 2009
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity (Deficit)
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

INDEX TO EXHIBITS

Number	Exhibit Description
3.1 *	Articles of Incorporation (1)
3.2 *	Bylaws (1)
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURROW MINING, INC.

/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Cathy M.T. Ho
Cathy M.T. Ho
President, Chief Executive Officer and Director

January 25, 2010