Form 10-K/A
period 2009-10-31
Burrow Mining Inc.
filed 2010-02-25
CIK 1423579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

Commission File # 333-148925

BURROW MINING, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

10-06212019
(IRS Employer Identification Number)

4695 MacArthur Court
Suite 1430
Newport Beach, CA 92660
(Address of principal executive offices)

(949) 475-9086
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
316 17TH AVENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Burrow Mining, Inc.

I have audited the accompanying balance sheets of Burrow Mining, Inc. (An Exploration Stage Company) as of October 31, 2009 and 2008, and the related statement of operations, stockholders’ equity and cash flows for the period from December 11, 2006 (inception), to October 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burrow Mining, Inc., (An Exploration Stage Company) as of October 31, 2009 and 2008, and the results of its operations and cash flows from December 11, 2006 (inception), to October 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note # 1 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note # 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ George Stewart

Seattle, Washington
January 8, 2010

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

/s/ Richard O. Weed
Richard O. Weed
President, Treasurer, and Director

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard O. Weed
Richard O. Weed
President, Treasurer, and Director

February 25, 2010