Form 10-Q
period 2010-01-31
Burrow Mining Inc.
filed 2010-03-31
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended January 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from _____to_________

Commission file number: 333-148925

BURROW MINING, INC.

 (Exact Name Of Registrant As Specified In Charter)

Nevada	333-148925	20-8628868
(State Or Other Jurisdiction Of Incorporation Or Organization)	(Commission File No.)	(IRS Employee Identification No.)

4695 MacArthur Court, Suite 1430
Newport Beach, CA 92660

(Current Address of Principal Executive Offices)

Phone number: 949-475-9086

(Issuer Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEDDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The issuer has 11,900,000 outstanding shares of common stock outstanding as of March 17, 2010.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

BALANCE SHEETS	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENTS OF CASH FLOWS	F-3

NOTES TO THE FINANCIAL STATEMENTS	F-4

BURROW MINING INC.
(An Exploration Stage Company)
Balance Sheets

Assets

	January 31, 2010	October 31, 2009
	unaudited	audited
Current Assets
Cash	6,409	2,193

Total Assets	6,409	2,193

Liabilities and Stockholders' Equity

Current Liabilities
Loans from related party	37,000	32,000

Total Current Liabilities	37,000	32,000

Stockholders' Equity
Capital stock Authorized:
75,000,000 common shares with a par value of $0.001
Issued and outstanding:
7,900,000 common shares	7,900	7,900
Additional paid-in-capital	98,100	98,100
Share subscription receivable	(81,000)	(81,000)
Deficit accumulated during the exploration stage	(55,591)	(54,807)

Total stockholders' equity	(30,591)	(29,807)

Total liabilities and stockholders' equity	6,409	2,193

See notes to the unaudited interim financial statements

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Operations

			Cumulative
			from
			December 11,
		For the fiscal	2006
	For the quarter	Year Ended	(Inception) to
	ended January, 31	October 31,	October 31,
	2010	2009	2009

Bank charges and interest	$29	$153	$404
Office expenses	392	3,450	5,426
Mineral property	-	2,500	10,000
Professional fees	-	8,400	23,598
Transfer and filing fees	363	3,100	16,163

Net loss	$(784)	$(17,603)	$(55,591)

Loss per share - Basic and diluted	nil	nil

Weighted Average Number of Common Shares
Outstanding	7,900,000	7,900,000

See notes to the unaudited interim financial statements

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Stockholder's Equity

				Deficit
				accumulated
	Number of		Additional	During the
	Common	Par	Paid-in-	exploration
	Shares	Value	Capital	stage	Total

December 18, 2006
Subscribed for cash at $0.001	4,000,000	$4,000	$-	$-	$4,000
January 26, 2007
Subscribed for cash at $0.001	2,000,000	2,000	-		2,000
February 27, 2007
Subscribed for cash at $0.01	700,000	700	6,300		7,000
March 22, 2007
Subscribed for cash at $0.01	300,000	300	2,700		3,000
March 30, 2007
Subscribed for cash at $0.1	900,000	900	89,100		90,000
Net loss for fiscal year ended October 31, 2007				(11,976)	(11,976)
Share subscriptions receivable	-	-	-	-	(81,000)

Balance, October 31, 2007	7,900,000	$7,900	$98,100	$(11,976)	$13,024
Net loss for fiscal year ended October 31, 2008	-	-	-	(25,228)	(25,228)

Balance, October 31, 2008	7,900,000	$7,900	$98,100	$(37,204)	$(12,204)
Net loss for fiscal year ended October 31, 2009	-	-	-	(17,603)	(17,603)

Balance, October 31, 2009	7,900,000	$7,900	$98,100	$(54,807)	$(29,807)
Net loss in quarter ended January 31, 2010	-	-	-	(784)	(784)

Balance, January 31, 2010	7,900,000	$7,900	$98,100	$(55,591)	$(30,591)

See notes to unaudited interim financial statements

BURROW MINING INC.
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative
			from
			December 11,
			2006
	Quarter Ended	Year Ended	(Inception) to
	January 31, 2010	October 31, 2009	January 31, 2010

Cash flows from operating activities
Net loss	$(784)	$(17,603)	$(54,807)
Adjustments to reconcile net loss to net cash
Accounts payable and accrued liabilities	-	-	-

Net cash used in operations	(784)	(17,603)	(54,807)

Cash flows from financing activities
Loans from related party	5,000	12,000	32,000
Shares subscribed for cash	-	-	25,000

Net cash provided by financing activities	5,000	12,000	57,000

Net increase (decrease) in cash	4,216	5,603	2,193

Cash beginning	2,193	7,796	-

Cash ending	6,409	2,193	2,193

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See notes to unaudited interim financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. These forward-looking statements can be identified by the use of words such as "believes," "estimates," "could," "possibly," "probably," "anticipates," "projects," "expects," "may," "will," or "should" or other variations or similar words. We cannot assure you that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

OVERVIEW

From inception on December 11, 2006 through January 31, 2010, we have incurred a cumulative net loss of $55,591 and to date have generated revenue of $0. The Company has no debt (besides a loan from a related party) and has sufficient cash to operate for no more than one year.

The Company is in the development stage and has realized no revenue from its planned operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

PLAN OF OPERATION

On May 27, 2007, we entered into an agreement with Wolf Mountain Enterprises of Garson, Ontario wherein they agreed to sell to us one mineral claim located approximately 45 kilometers southwest of Telegraph Creek, 75 kilometers west of Tatogga Lake and directly west and southwest of Yehiniko Lake in the Canadian province of British Columbia (the "Stikine-Asianada Property") in an area having the potential to contain copper-gold-silver bearing quartz-carbonate veins.

During the fiscal year ended October 31, 2009 we obtained a geological summary report prepared by an independent geologist on the Stikine-Asianada Property, and this report provided us with recommendations for additional exploration on the property. We have not yet been able to access the property to commence the work recommended by the report due to seasonal conditions.

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

We anticipate spending the following over the next 12 months on administrative fees:

•	$2,500 on legal fees

•	$5,000 on accounting and audit fees

•	$1,500 on EDGAR filing fees

•	$6,000 on general administration costs

Total administrative expenditures over the next 12 months are therefore expected to be approximately $15,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than our president, Cathy M.T. Ho and our director, Heather M.T. Ho. From our inception through the period ended January 31, 2010, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR PERIOD ENDING JANUARY 31, 2010

We did not earn any revenue during the three-month period ending January 31, 2010.

We incurred operating expenses in the amount of $784 for the three-month period ending January 31, 2010. These operating expenses were comprised of general and administrative expenses.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2010, we had working capital of $6,409. For three-month period ending January 31, 2010, we generated a negative operating cash flow of $784. Since inception, we have been financed through three private placements of our common stock for total proceeds of $25,000 and loans from related parties in the amount of $32,000. During the quarter ended January 31, 2010, our expenses were financed by a loan from a related party in the amount of $5,000.  Besides the loan payable to related parties of $32,000, the Company has no debt or accounts payable as of January 31, 2010.

While we have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the next twelve- month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock although we do not have any arrangements in place for any future equity financing.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of January 31, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended October 31, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Burrow Mining, Inc.

Dated: March 29, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
President

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