Form 10-Q
period 2010-04-30
True 2 Beauty Inc.
filed 2010-07-30
CIK 1423579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended April 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from ________ to ________

Commission file number: 333-148925

TRUE 2 BEAUTY INC. (Formerly BURROW MINING, INC.)
 (Exact Name Of Registrant As Specified In Charter)

Nevada	333-148925	20-8628868
(State Or Other Jurisdiction Of Incorporation Or Organization)	(Commission File No.)	(IRS Employee Identification No.)

4695 MacArthur Court, Suite 1430
Newport Beach, CA 92660
(Current Address of Principal Executive Offices)

Phone number: 949-475-9086
(Issuer Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEDDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The issuer has 119,000,000 outstanding shares of common stock outstanding as of July 23, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Balance Sheets

Assets

	April 30, 2010	October 31, 2009
	unaudited	audited
Current Assets
Cash	$4,587	$2,193
Note receivable	150,000	0

Total Current Assets	154,587	2,193

Total Assets	$154,587	$2,193

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$30,000	$0
Accrued liabilities	10,500	- 0
Note payable	175,000	- 0
Loan from current officer	10,300	- 0
Loans from former officer	33,876	32,000

Total Current Liabilities	$259,676	32,000

Stockholders' Equity
Capital stock Authorized:
10,000,000 preferred shares with a par value of $0.001
authorized, none outstanding	- 0	- 0
200,000,000 common shares with a par value of $0.001
Issued and outstanding:
79,000,000 outstanding as of April 30, 2010 and
79,000,000 common shares as of October 31, 2009	7,900	7,900
Additional paid-in-capital	98,100	98,100
Share subscription receivable	(81,000)	(81,000)
Deficit accumulated during the exploration stage	(130,089)	(54,807)

Total stockholders' equity	(105,089)	(29,807)

Total liabilities and stockholders' equity	$154,587	$2,193

See notes to the unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Operations

					Cumulative
					from
					December 11,
	For the quarter	For the quarter	For the six months	For the six months	2006 (Inception) to
	ended April 30,	ended April 30,	ended April 30,	ended April 30,	April 30,
	2010	2009	2010	2009	2010

Bank charges and interest	$42	$63	$73	$110	$448
Office expenses	- 0	2,750	392	3,125	5,426
Mineral property	- 0	- 0	- 0	2,500	10,000
Professional fees	61,879	3,300	61,879	3,300	85,477
Officers compensation	10,500	- 0	10,500	- 0	10,500
Transfer and filing fees	2,075	- 0	2,438	682	18,238

Net loss	$(74,798)	$(6,113)	$(75,282)	$(9,717)	$(130,089)

Loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	79,000,000	79,000,000	79,000,000	79,000,000

See notes to the unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Stockholder's Equity

				Deficit
				accumulated
	Number of		Additional	During the
	Common	Par	Paid-in-	exploration
	Shares	Value	Capital	stage	Total

December 18, 2006
Subscribed for cash at $0.001	4,000,000	$4,000	$0	$0	$4,000
January 26, 2007
Subscribed for cash at $0.001	2,000,000	2,000	- 0		2,000
February 27, 2007
Subscribed for cash at $0.01	700,000	700	6,300		7,000
March 22, 2007
Subscribed for cash at $0.01	300,000	300	2,700		3,000
March 30, 2007
Subscribed for cash at $0.1	900,000	900	89,100		90,000
Net loss for fiscal year ended October 31, 2007				(11,976)	(11,976)
Share subscriptions receivable	- 0	- 0	- 0	- 0	(81,000)

Balance as of October 31, 2007	7,900,000	$7,900	$98,100	$(11,976)	$13,024
Net loss for fiscal year ended October 31, 2008	- 0	- 0	- 0	(25,228)	(25,228)

Balance as of October 31, 2008	7,900,000	$7,900	$98,100	$(37,204)	$(12,204)
Net loss for fiscal year ended October 31, 2009	- 0	- 0	- 0	(17,603)	(17,603)

Balance as of October 31, 2009	7,900,000	$7,900	$98,100	$(54,807)	$(29,807)
Adjust for forward stock split	71,100,000
Net loss in period ended April 30, 2010	- 0	- 0	- 0	(75,282)	(75,282)

Balance as of April 30, 2010	79,000,000	$7,900	$98,100	$(130,089)	$(105,089)

See notes to unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
			Cumulative
			from
			December 11,
			2006
	Six months ended	Six months ended	(Inception) to
	April 30, 2010	April 30, 2009	April 30, 2010

Cash flows from operating activities
Net loss	$(75,282)	$(9,717)	$(130,089)
Adjustments to reconcile net loss to net cash
Increase (decrease) in accounts payable	30,000		30,000
Increase (decrease) in accrued liabilities	10,500	- 0	10,500

Net cash used in operations	(34,782)	(9,717)	(89,589)

Cash flows from financing activities
Loans from related parties	15,300	5,000	47,300
Payments on related party loans	(3,124)		(3,124)
Proceeds from note issued	175,000		175,000
Issuance of note receivable	(150,000)		(150,000)
Shares subscribed for cash	- 0	- 0	25,000

Net cash provided by financing activities	37,176	5,000	94,176

Net increase (decrease) in cash	2,394	(4,717)	4,587

Cash beginning	2,193	7,796	- 0

Cash ending	4,587	3,079	4,587

Supplemental cash flow information:
Cash paid for:
Interest	$0	$0	$0
Taxes	$0	$0	$0

See notes to unaudited interim financial statements

TRUE 2 BEAUTY, INC. (formerly Burrow Mining, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of True 2 Beauty, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and six-month periods ended April 30, 2010 and 2009 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended October 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 1, 2010. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and six months ended April 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board -  ASC 915, its characterization of the Company as an exploration stage enterprise.

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

At April 30, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

NOTE 3. - INCOME TAXES

As of April 30, 2010, the Company had net operating loss carry forwards of approximately $55,591 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $130,089 since inception (December 11, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the being in a development stage, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and loans from related parties. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4 – ADVANCES FROM OFFICER

The sole officer of the Company made advances to the Company of $10,300 in the current quarter. These advances were made to pay necessary corporate expenses and have been loaned without interest.  A former officer of the Company made total loans of $37,000 prior to her resignation.  She was paid $3,124 in the current quarter on this loan.

NOTE 6 – STOCKHOLDERS’ EQUITY

On March 26, 2010, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 75,000,000 shares to 200,000,000 shares, par value $0.001.  The Company also authorized 10,000,000 shares of preferred stock with a par value of $0.001.  On the same date, the Company authorized a forward stock split in the form of a dividend of 9 shares for every one share of common stock held (effectively a ten for one forward stock split).  The payment date on this dividend was April 9, 2010.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Richard O. Weed was appointed as the Company’s President and elected its sole director on January 25, 2010.  The Company agreed to compensate him $3,500 per month for his service as the Company’s corporate secretary.

Effective February 1, 2010, the Company entered into a fee agreement with the law firm Weed & Company, LLP of which its President is a partner.  Under the terms of this retainer agreement, the Company is to pay Weed & Company a monthly fee of $10,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

Richard O. Weed is the sole officer and director of the Company.  In the quarter ended April 30, 2010 he made advances of $10,300 to the Company.  The Company also has accrued a monthly fee of $3,500 to him as compensation for serving as corporate secretary (a total of $10,500 was accrued in the current quarter).  A law firm of which Mr. Weed is a partner is also due a monthly fee of $10,000 under a retainer agreement that was effective on February 1, 2010 (a total of $30,000 was accrued in the current quarter under this agreement).  Mr. Weed and Weed & Company, LLP are due a total of $50,800 as a result of the aforementioned arrangements and the advances.

NOTE 9 - SUBSEQUENT EVENTS

In February 2010, the Company entered into an Exchange Agreement with Hair Tech International, Inc., a Georgia corporation (“Hairtech”), and Dreamcatchers International, Inc., a Georgia corporation (“Dreamcatchers”).  Under the agreement, the Company agreed to issue 3,400,000 (34,000,000 post stock dividend) shares of common stock and the Company’s newly formed subsidiary, 2010 Asset Corp., agreed to acquire certain assets and assume certain liabilities.  On May 18, 2010, the Exchange Agreement dated January 19, 2010 among True 2 Beauty Inc. (formerly, Burrow Mining, Inc.), a Nevada corporation, (the “Company”), Hair Tech International, Inc., a Georgia corporation (“Hairtech”), and Dreamcatchers International, Inc., a Georgia corporation (“Dreamcatchers”) was terminated.  The transaction was terminated at the request of Hairtech and Dreamcatchers.

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

Unless the context indicates or requires otherwise, the terms "we," "our," "ours," "us" and the "Company" refer collectively to True 2 Beauty Inc. (formerly, Burrow Mining, Inc.), a Nevada corporation

OVERVIEW

From inception on December 11, 2006 through April 30, 2010, we have incurred a cumulative net loss of $130,089 and to date have generated no revenues. The Company has liabilities of $259,676 and currently does not have sufficient cash to operate for the remainder of the fiscal year ending October 31, 2010.

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

In February 2010, the Company shifted its focus to the beauty industry.  The Company entered into an Exchange Agreement with Hair Tech International, Inc., a Georgia corporation (“Hairtech”), and Dreamcatchers International, Inc., a Georgia corporation (“Dreamcatchers”).  Under the agreement, the Company agreed to issue 3,400,000 (34,000,000 post stock dividend) shares of common stock and the Company’s newly formed subsidiary, 2010 Asset Corp., agreed to acquire certain assets and assume certain liabilities.  On May 18, 2010, the Exchange Agreement dated January 19, 2010 among True 2 Beauty Inc. (formerly, Burrow Mining, Inc.), a Nevada corporation, (the “Company”), Hair Tech International, Inc., a Georgia corporation (“Hairtech”), and Dreamcatchers International, Inc., a Georgia corporation (“Dreamcatchers”) was terminated.  The transaction was terminated at the request of Hairtech and Dreamcatchers.

The Company’s board of directors passed a resolution for a 10:1 forward stock split by way of stock dividend.  The Company’s board of directors recommended and the stockholders with a majority of the voting power of the Company voted to increase the capital stock of the Company.  Under the Articles of Incorporation, as amended, the corporation shall have authority to issue Two Hundred Ten Million Shares (210,000,000) of capital stock of which stock Two Hundred Million (200,000,000) shares, $.001 par value, shall be common stock and of which Ten Million (10,000,000) shares of $.001 par value shall be preferred stock. Further, the board of directors of this corporation, by resolution only, may cause the corporation to issue one or more classes or series of preferred stock and to fix the number of shares constituting any classes or series.  Further, the classes or series may have such voting powers, (full, limited, extra, or none), such preferences, relative rights, and qualifications, limitations or restrictions as stated in the resolutions adopted by the board of directors.

On May 10, 2010, the Company changed its name to True 2 Beauty Inc.  The name change became effective for trading purposes on May 21, 2010.  The Company implemented a 10:1 forward stock split by way of a dividend of 9 shares for every 1 share owned on the record date of May 6, 2010.  The stock traded ex dividend on May 17, 2010.  The dividend shares were mailed directly to shareholders without any further action on their part.  The name change from Burrow Mining, Inc. to True 2 Beauty Inc. became effective for trading purposes on May 21, 2010.  The Company’s common stock trades under the symbol TRTB.

The Company’s transfer agent is Island Stock Transfer

Island Stock Transfer
100 Second Avenue South, Suite 705S
St. Petersburg, FL 33701
Telephone: 727-289-0010
Fax: 727-289-0069

We anticipate spending the following over the next 12 months on administrative fees:

●	$60,000 on legal fees

●	$15,000 on accounting and audit fees

●	$5,000 on EDGAR filing fees

●	$26,000 on general administration costs

Total administrative expenditures over the next 12 months are therefore expected to be approximately $106,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than Richard O. Weed, our President, Secretary, Treasurer, and sole director.  From our inception through the period ended April 30, 2010, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDING APRIL 30, 2010

We did not earn any revenue during the six-month period ending April 30, 2010.

We incurred operating expenses in the amount of $74,506 for the quarter period ending April 30, 2010 and operating expenses of $75,282 for the six-month period ending April 30, 2010. These operating expenses were comprised of general and administrative expenses, the majority of which were professional fees (legal and accounting).  Professional fees comprised $61,879 of the total expenses incurred in both the quarter and six-months ending April 30, 2010.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2010, we had working capital deficit of $105,089. For six-month period ending April 30, 2010, we generated a negative operating cash flow of $34,782. Since inception, we have been financed through three private placements of our common stock for total net proceeds of $25,000, loans from related parties in the amount of $47,300 and a third party loan in the amount of $175,000. During the quarter ended April 30, 2010, our expenses were financed by a loan from a related party in the amount of $10,300 and an additional loan of $175,000.  As of April 30, 2010, our total assets are comprised of cash in the amount of $4,587 and a note receivable from Dreamcatchers, Inc. for $150,000.  The note receivable resulted from the failed merger with Dreamcatchers.  Our total current liabilities consist of accounts payable of $30,000, accrued liabilities of $10,500, a note payable of $175,000, a loan from our current officer of $10,300 and a loan from former officers of $33,876.

While we have sufficient funds on hand to continue business operations, our cash reserves may not be sufficient to meet our obligations beyond the end of our current fiscal year ending October 31, 2010. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock although we do not have any arrangements in place for any future equity financing.

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

DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property. Our president, provides us with office space and related office services free of charge.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of April 30, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's second fiscal quarter of the fiscal year ended October 31, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True 2 Beauty Inc.

Dated: July 29, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.