Form 10-Q
period 2010-07-31
True 2 Beauty Inc.
filed 2010-09-08
CIK 1423579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the quarterly period ended July 31, 2010

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from _____to_________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The issuer has 79,000,000 outstanding shares of common stock outstanding as of August 5, 2010.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Balance Sheets

Assets	July 31, 2010	October 31, 2009
	unaudited	audited
Current Assets
Cash	$6,123	$2,193
Note receivable	150,000	-
Accrued interest receivable	1,250	-
Total Current Assets	157,373	2,193

Total Assets	$157,373	$2,193

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$20,375	$0
Accrued liabilities	21,000	-
Loan from current officer	10,300	-
Loans from former officer	33,876	32,000
Total Current Liabilities	85,551	32,000

Long-term liabilities
Convertible note payable, net of unamortized discount of $217,500 and none	-	-
Derivative liabilities	303,108	-
Total long-term liabilities	303,108	-

Total liabilities	388,659	32,000

Stockholders' Equity
Capital stock Authorized:
10,000,000 preferred shares with a par value of $0.001 authorized, none outstanding	-	-
200,000,000 common shares with a par value of $0.001
Issued and outstanding: 79,000,000 outstanding as of July 31, 2010 and
79,000,000 common shares as of October 31, 2009	7,900	7,900
Additional paid-in-capital	98,100	98,100
Share subscription receivable	(81,000)	(81,000)
Deficit accumulated during the exploration stage	(256,286)	(54,807)

Total stockholders' equity	(231,286)	(29,807)

Total liabilities and stockholders' equity	$157,373	$2,193

See notes to the unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Operations

	For the quarter	For the quarter	For the nine months	For the nine months	Cumulative from December 11, 2006 (Inception) to
	ended July 31,	ended July 31,	ended July 31,	ended July 31,	July 31,
	2010	2009	2010	2009	2010

Bank charges and interest	$25	$21	$97	$131	$472
Office expenses	-	-	392	3,125	5,426
Mineral property	-	-	-	2,500	10,000
Professional fees	30,375	1,700	92,254	5,000	115,852
Officers compensation	10,500	-	21,000	-	21,000
Transfer and filing fees	940	1,409	3,378	2,091	19,178

Operating expenses	41,840	3,130	117,121	12,847	171,928

Net loss before interest income and expense	(41,840)	(3,130)	(117,121)	(12,847)	(171,928)

Interest expense	(85,608)	-	(85,608)	-	(85,608)
Interest income	1,250	-	1,250	-	1,250

Net loss	$(126,198)	$(3,130)	$(201,479)	$(12,847)	$(256,286)

Loss per share - Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	79,000,000	79,000,000	79,000,000	79,000,000

See notes to the unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Stockholder's Equity

				Deficit
				accumulated
	Number of		Additional	During the
	Common	Par	Paid-in-	exploration
	Shares	Value	Capital	stage	Total

December 18, 2006
Subscribed for cash at $0.001	4,000,000	$4,000	$-	$-	$4,000
January 26, 2007
Subscribed for cash at $0.001	2,000,000	2,000	-		2,000
February 27, 2007
Subscribed for cash at $0.01	700,000	700	6,300		7,000
March 22, 2007
Subscribed for cash at $0.01	300,000	300	2,700		3,000
March 30, 2007
Subscribed for cash at $0.1	900,000	900	89,100		90,000
Net loss for fiscal year ended October 31, 2007				(11,976)	(11,976)
Share subscriptions receivable	-	-	-	-	(81,000)

Balance as of October 31, 2007	7,900,000	$7,900	$98,100	$(11,976)	$13,024
Net loss for fiscal year ended October 31, 2008	-	-	-	(25,228)	(25,228)

Balance as of October 31, 2008	7,900,000	$7,900	$98,100	$(37,204)	$(12,204)
Net loss for fiscal year ended October 31, 2009	-	-	-	(17,603)	(17,603)

Balance as of October 31, 2009	7,900,000	$7,900	$98,100	$(54,807)	$(29,807)
Adjust for forward stock split	71,100,000
Net loss in period ended July 31, 2010	-	-	-	(201,479)	(201,479)

Balance as of July 31, 2010	79,000,000	$7,900	$98,100	$(256,286)	$(231,286)

See notes to unaudited interim financial statements

True 2 Beauty, Inc. (formerly Burrow Mining, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
			from
			December 11,
			2006
	Nine months ended	Nine months ended	(Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010

Cash flows from operating activities
Net loss	$(201,479)	$(12,847)	$(256,286)
Non-cash interest expense	85,608	-	85,608
Decrease (increase) in accrued interest receivable	(1,250)	-	(1,250)
Increase (decrease) in accounts payable	20,375	-	20,375
Increase (decrease) in accrued liabilities	21,000	-	21,000

Net cash used in operations	(75,746)	(12,847)	(130,553)

Cash flows from investing activities
Issuance of note receivable	(150,000)	-	(150,000)

Net cash used in investing activities	(150,000)	-	(150,000)

Cash flows from financing activities
Loans from related parties	15,300	12,000	47,300
Payments on related party loans	(3,124)	-	(3,124)
Proceeds from convertible note issued	217,500	-	217,500
Shares subscribed for cash	-	-	25,000

Net cash provided by financing activities	229,676	12,000	286,676

Net increase (decrease) in cash	3,930	(847)	6,123

Cash beginning	2,193	7,796	-

Cash ending	6,123	6,949	6,123

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

See notes to unaudited interim financial statements

TRUE 2 BEAUTY, INC. (formerly Burrow Mining, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
 NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of True 2 Beauty, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X for the three and nine-month periods ended July 31, 2010 and 2009 and reflect, in the opinion of management, all adjustments which are of a normal and recurring nature necessary for a fair presentation of the results for such periods. The foregoing financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to financial statements for the year ended October 31, 2009 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 1, 2010. The interim unaudited financial statements should be read in conjunction with the annual financial statements and accompanying notes. Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

At July 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Convertible Notes Payable and Derivative Liabilities

The Company accounts for convertible notes payable and warrants in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires the conversion feature of convertible debt be separated from the host contract and presented as a derivative instrument if certain conditions are met. Emerging Issue Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock" and EITF 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in issue No. 00-19" were also analyzed to determine whether the debt instrument is to be considered a conventional convertible debt instrument and classified in stockholders' equity.

All convertible notes payable were evaluated and determined not to be conventional convertible debt instruments and therefore, because of certain terms and provisions, embedded conversion options were bifurcated and accounted for as derivative liability instruments. The accounting guidance also requires that the conversion feature be recorded at fair value for each reporting period with changes in fair value recorded in the consolidated statements of operations.

A Black-Scholes valuation calculation was applied to both the conversion features at issuance dates, which was the same date as the end of the quarter, July 31, 2010. The issuance date valuation was used for the effective debt discount that these instruments represent. The debt discount is amortized over the life of the debts using the effective interest method. The July 31, 2010 was used to record the fair value of these instruments at the end of the reporting period.  In the future, the difference of any valuations at the end of any reporting periods will be reflected in the consolidated statement of operations (there is no such adjustment in this quarter due to the notes being entered into on the same day as the end of the quarter).

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

On May 25, 2010, the Company entered into two convertible notes payable in the amount of $217,500.  Under the terms of the note, the note holder would have been able to convert the entire balance of the note into 435,000 shares of common stock as of July 31, 2010.  Since the Company reported a loss for the quarter and nine-months ended July 31, 2010 the dilutive effects of the potential conversion of this note payable have not been considered in calculating the fully diluted loss per share.

NOTE 3 - INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of approximately $130,000 that may be available to reduce future years’ taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 4 – GOING CONCERN

The Company has been a development stage company and has incurred net operating losses of $256,286 since inception (December 11, 2006). The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business. Due to the being in a development stage, the Company expects to incur losses as it expands. To date, the Company’s cash flow requirements have been primarily met by debt, equity financings, and loans from related parties. There is no assurance that such additional funds will be available for the Company to finance its operations should the Company be unable to realize profitable operations. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 5 – NOTE RECEIVABLE

On January 29, 2010, the Company made a short-term bridge loan to Dreamcatchers International, Inc. in the amount of $150,000.  This loan was made in contemplation and to help facilitate the proposed acquisition of Dreamcatchers International.  The note was made interest-free until the due date of June 30, 2010.  The note came due in the current quarter and was not paid.  Under the terms of the instrument, the note now carries an interest rate equal to the maximum rate allowed by law.  The Company is accruing interest at a rate of 10% per annum, the judgment rate for the state of California.  The interest accrued on this note during the quarter ended July 31, 2010 was $1,250.  The Company will evaluate the collectability of this note and the interest accrued thereon as of the end of the fiscal year to determine if a potential reserve against these amounts is required.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

Terms of Convertible Notes
On February 1, 2010, the Company received $175,000 under a Promissory Note.  This note does not bear interest until the due date of July 31, 2010.  On the due date of July 31, 2010, this note was amended to be a convertible note with a new due date of December 31, 2011.  Under the new convertible promissory note, the note bears an interest rate of five percent per annum and is convertible into common shares of the Company’s common stock at a rate of $0.50 per share.

On July 31, 2010, the Company entered a convertible note payable in the amount of $42,500.  Under the terms of this agreement, the note bears an interest rate of five percent per annum, is convertible into common shares of the Company’s common stock at a rate of $0.50 per share and is due on December 31, 2011.

Derivative Liabilities

DERIVATIVE LIABILITY ASSOCIATED WITH THE 5% $175,000 CONVERTIBLE DEBT

The following tables describe the valuation of the conversion feature of the $175,000 5% convertible debenture entered into on July 31, 2010, using the Black-Scholes pricing model on the date of the note:

7/31/2010
Approximate risk free rate	0.55%
Average expected life	1.5 years
Dividend yield	0%
Volatility	453.949%
Estimated fair value of conversion feature on date of note issuance	$243,880
Estimated fair value of conversion feature as of July 31, 2010 (report date)	$243,880

The Company recorded the fair value of the conversion feature of $243,880, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $68,880 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended July 31, 2010 was none (as the note was entered into on the final day of the quarter). Remaining unamortized discount as of that date was $175,000.  This discount will be amortized over the remaining term of the note.

DERIVATIVE LIABILITY ASSOCIATED WITH THE 5% $42,500 CONVERTIBLE DEBT

The following tables describe the valuation of the conversion feature of the $42,500 5% convertible debenture entered into on July 31, 2010, using the Black-Scholes pricing model on the date of the note:

7/31/2010
Approximate risk free rate	0.55%
Average expected life	1.5 years
Dividend yield	0%
Volatility	453.949%
Estimated fair value of conversion feature on date of note issuance	$59,228
Estimated fair value of conversion feature as of July 31, 2010 (report date)	$59,228

The Company recorded the fair value of the conversion feature of $59,228, as a discount to the convertible debt in the accompanying balance sheet up to the proceeds received with the excess of $16,728 charged to expense. Amortization expense related to the conversion feature discount for the quarter ended July 31, 2010 was none (as the note was entered into on the final day of the quarter). Remaining unamortized discount as of that date was $42,500.  This discount will be amortized over the remaining term of the note.

NOTE 7 – ADVANCES FROM OFFICER

The sole current officer of the Company has made advances to the Company of $10,300. These advances were made to pay necessary corporate expenses and have been loaned without interest.  A former officer of the Company made total loans of $37,000 prior to her resignation.  She has been paid $3,124 on this loan.

NOTE 8 – STOCKHOLDERS’ EQUITY

On March 26, 2010, pursuant to a vote by the Company’s majority shareholder, the Company filed Articles of Amendment to its Articles of Incorporation to increase the Company’s authorized shares of Common Stock from 75,000,000 shares to 200,000,000 shares, par value $0.001.  The Company also authorized 10,000,000 shares of preferred stock with a par value of $0.001.  On the same date, the Company authorized a forward stock split in the form of a dividend of 9 shares for every one share of common stock held (effectively a ten for one forward stock split).  The payment date on this dividend was April 9, 2010.  The effect of this action increased the number of outstanding shares from 7,900,000 to 79,000,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Richard O. Weed is the sole officer and director of the Company.  He has made advances of $10,300 to the Company since his appointment.  The Company also has accrued a monthly fee of $3,500 to him as compensation for serving as corporate secretary (a total of $10,500 was accrued in the current quarter and the total amount due to him for these services is $21,000 as of July 31, 2010).  A law firm of which Mr. Weed is a partner is also due a monthly fee of $10,000 under a retainer agreement that was effective on February 1, 2010 (a total of $20,000 is due and payable under this agreement as of July 31, 2010, $40,000 of the $60,000 due under this agreement has been paid).  Mr. Weed and Weed & Company, LLP are due a total of $51,300 as a result of the aforementioned arrangements and the advances.

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

From inception on December 11, 2006 through July 31, 2010, we have incurred a cumulative net loss of $256,289 and to date have generated no revenues. The Company has liabilities of $388,659 and currently does not have sufficient cash to operate for the remainder of the fiscal year ending October 31, 2010.

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

The Company’s transfer agent is Island Stock Transfer, their contact information is as follows:

Island Stock Transfer
100 Second Avenue South, Suite 705S
St. Petersburg, FL 33701
Telephone: 727-289-0010
Fax: 727-289-0069

We anticipate spending the following over the next 12 months on administrative fees:

•	$60,000 on legal fees

•	$15,000 on accounting and audit fees

•	$5,000 on EDGAR filing fees

•	$26,000 on general administration costs

Total administrative expenditures over the next 12 months are therefore expected to be approximately $106,000.

NUMBER OF EMPLOYEES

We currently have no full time or part-time employees other than Richard O. Weed, our President, Secretary, Treasurer, and sole director.  From our inception through the period ended July 31, 2010, we have principally relied on the services of our directors. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. Should we expand, we will incur additional cost for personnel.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDING JULY 31, 2010

We did not earn any revenue during the quarter or nine-month period ending July 31, 2010.

We incurred operating expenses in the amount of $41,840 for the quarter period ending July 31, 2010 and operating expenses of $117,121 for the nine-month period ending July 31, 2010. These operating expenses were comprised of general and administrative expenses, the majority of which were professional fees (legal and accounting).  Professional fees comprised $30,375 of the total expenses incurred in quarter ending July 31, 2010.  This amount was equal to $92,254 for the nine-month period ending July 31, 2010.

Due to the accounting treatment of our convertible debentures, we incurred a non-cash interest finance expense of $85,608 in the quarter ending July 31, 2010.  This amount resulted from the valuation of the convertible feature embedded in our convertible notes.  We entered into two convertible notes on July 31, 2010 with a total face value of $217,500.  These notes are convertible into common shares of our stock at a rate of $0.50 per share.  We valued the convertible feature and this value exceeded the face value of the notes by $85,608.  We took this amount as an interest charge.  We also recorded a note discount equal to the face value of the notes.  This amount will be charged to interest expense over the 18 month term of the notes.

We have not attained a sufficient level of profitable operations and are dependent upon obtaining financing to complete our proposed business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, we had net working capital of $71,822.  We have current liabilities of $85,551.  For nine-month period ending July 31, 2010, we generated a negative operating cash flow of $75,746. We have also used $150,000 to make a loan.  Since inception, we have been financed through three private placements of our common stock for total net proceeds of $25,000, loans from related parties in the amount of $47,300 and two third party loans in the amount of $217,500. During the nine-months ended July 31, 2010, our expenses were financed by a loan from a related party in the amount of $10,300 and through the issuance of convertible notes totaling $217,500.  As of April 30, 2010, our total assets are comprised of cash of $6,123, a note receivable from Dreamcatchers International, Inc. for $150,000 and accrued interest receivable on the note of $1,250.  The note receivable resulted from the failed merger with Dreamcatchers.  Our total current liabilities consist of accounts payable of $20,375, accrued liabilities of $21,000, a loan from our current officer of $10,300 and a loan from former officers of $33,876.  We also have two convertible notes payable which total $217,500.  These notes are not due until December 31, 2011.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of July 31, 2010, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's third fiscal quarter of the fiscal year ended October 31, 2010 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

True 2 Beauty Inc.

Dated: September 7, 2010	By:	/s/ Richard O. Weed
Richard O. Weed
President

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002