Form 10-K
period 2015-03-31
True 2 Beauty Inc.
filed 2015-06-15
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2015;

or

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 333-201811

TRUE 2 BEAUTY, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1515670
(State of Incorporation)	(IRS Employer Identification Number)

301 Yamato Rd., Suite 1240, Boca Raton, FL 33431

(Address of principal executive office, including Zip Code)

Registrant’s telephone number, including area code: (800) 630-4190

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.001 par value	OTC PINK

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average of the closing bid and asked price of the Common Stock on the OTC PINK system on September 30, 2014 of $0.031 was approximately $928,486.

As of June 15, 2015, the registrant had 38,383,154 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. When used in this report, words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “predict,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company’s control including: the ability to develop safe and efficacious drugs, the failure to achieve positive clinical trials, the failure to successfully commercialize our products, competition and technological change and existing and future regulations affecting our business.

PART I

Item 1. Business

We are an e-commerce business under development, planning to operate under the website, LegacyXChange.com, beginning in late third quarter of 2015. Our platform will be focused on offering sellers and buyers the ability to trade a wide range of collectibles and memorabilia, primarily consisting of sports related items, celebrity related items and pop culture items (the “Items’). A portion of the Items for sale on the site will be given a unique “Mark” identifier that will provide the basis for tracking ownership and providing verification the item has been marked with our unique identifier.

Industry Background

Online Shopping

The collectible and memorabilia business is a multi-billion-dollar industry, ranging from sports related products to home, business and personal goods. Many companies specialize in authenticating items of value, using expert opinions, holograms, videos, and other means of guaranteeing items are real. We intend to enhance the existing market for authentic memorabilia utilizing anti-counterfeiting technologies to enable each item sold on the site to have a “Mark” applied to either it’s surface or sealed packaging around the item. These “Marks” in most cases will be invisible unless a dye is added to ensure visibility by the naked eye. “Marks” will either contain Plant DNA or Rare Earth Minerals, depending upon the particular items surface. The “Marks” will be applied through the use of either ink or a small brush. These “Marks” will adhere to surfaces through the lifespan of the item, and in most cases cannot be removed or counterfeited unless the item is destroyed. These “Marks” will provide the basis for tracking ownership and ongoing verification to ensure the item has been “Marked” by LegacyXChange. Our site will offer 2 classifications of products for sale; Original and Secondary, products sold in both classes will be “Marked”. Original are “Marked” before they are sold, Secondary are “Marked” once they have been sold. Every item sold and “Marked” on our site will be registered in our database, assuring buyers the ability to authenticate “Marks” and track repetitive sales of items on the site, to allow for a revenue share program.

We will provide marking plus authentication services for Original items only, which are those that we document as authentic when they are created. This includes following a chain of custody for the “Mark”, marking the item, guaranteeing the creators identity is validated, and ownership registered in the LegacyXChange database. Chain of custody requires control of the “Mark” throughout the creation process, not allowing the “Mark” to be used for any other purpose than to “Mark” the specified items. This includes our designated handler for the mark and a video of the handling of the “Mark”. Most of these items will either already be in the possession of the Originator or will be supplied by LegacyXChange, such as rookie cards, photos, team jerseys, and other sports related merchandise.

With respect to Secondary items, those items that already exist in the marketplace, there is no forum under which we may witness the creation of such items to enable us to authenticate such items. Accordingly, we will only provide marking services and not authentication services for secondary items. We will mark secondary items for the first time when they are sold on our site, once a sale has been completed. The items will be sent to our offices for marking, and once marked will be sent to the buyer. We reserve the right to terminate any transaction for a secondary item if such item is deemed counterfeit, either through outside authentication services or through information acquired that suggests an item may not be authentic. These items generally consist of memorabilia and collectibles associated with the Originator, usually bearing their name, such as signed sports cards, autographed photos and clothing.

These “Marks” are easily applied through ink in a pen or through use of a small applicator such as a swab or nail polish brush, invisible to the naked eye. The “Marks” can be applied anywhere on an item. The cost of the “mark” application and the labor involved is negligible, less than ten cents per application, and will be performed in seconds at either our own facility or in the field. These marking costs will be offset by revenue generated from the sale of items sold on our site.

Ebay (eBay) currently is the leading platform for selling memorabilia and collectibles items, but does not provide technology for ensuring authenticity of an item. SportsMemorabilia.com is one of the leading online sites for selling authenticated merchandise, using many of the available processes for guaranteeing authenticity, such as expert opinion, holograms, videos, signed affidavits.

Ebay (eBay) generated $16 billion in net sales for fiscal 2013, with an estimated $110 billion in total value of items sold in fiscal 2014 in the US. Numerous competitors have developed sites to compete with various portions of eBay’s overall marketplace, including ETSY, Bonanza, Yard Sale, and Sell Simple. We will be focused primarily on sports, pop culture and celebrity related collectibles and memorabilia.

SportsMemorabilia.com has partnered with many of the leading sports collectible authentication companies, including Collectors Universe, Inc. (PSACard), Steiner Sports Inc., Beckett Media LLC, and JSA, James Spence Authentication. Their primary methodology for ensuring authenticity is holograms and first person witness, which are commonly used by industry leaders.

Authentication Services

In the past 5 years, significant improvements have been made in the ability to utilize technology to affix a “Mark” to an item, having the mark stay affixed for the life of the product. Applied DNA Sciences has entered into a Heads Of Agreement with our subsidiary LegacyXChange, Inc. to provide a “Mark” using their technology and work cooperatively to develop the logistical procedures to mark, follow chain of custody, and authenticate “Marks” for a wide range of product surfaces. The significant difference between DNA and hologram technology, is that one cannot physically see DNA; it is incorporated into the substrate, whereas one can see a hologram. With the availability of digital printing systems, counterfeiters are able to re-create or replicate the “look of holograms”. The agreement provides LegacyXChange with the development of a Mark by Applied DNA Sciences to be used by LegacyXChange on an ongoing basis. The Heads of Agreement expired in May 2015; however, it is our intent to work with Applied DNA Sciences towards a formal written contractual relationship to establish permanent exclusivity with respect to the plant DNA described below on an ongoing revenue share basis. As of the date of this annual report, the services to be performed pursuant to the agreement have not been met and we have not paid the installments due pursuant to the agreement to Applied DNA Sciences and we believe that under the terms of the agreement that we do not have an obligation to pay the installments until the services have been completed by Applied DNA Sciences. There is no assurance we will be able complete a permanent agreement with Applied DNA Sciences.

Applied DNA’s development efforts have yielded a flexible and durable marker with all the accuracy provided by nature. Their primary product, called SigNature DNA is based on full, double stranded plant DNA, and provides forensic power and protection for a wide array of applications. Highly secure, robust and durable, SigNature DNA markers are an ingredient that can be used to fortify brand protection efforts; mark, track and convict criminals; and strengthen supply chain security. Custom DNA sequences can be embedded into a wide range of host carriers including ink, varnish, thread, laminates and metal coatings. These items can then be tested for the presence of SigNature DNA Markers through optical screening or a forensic level authentication. Hundreds of millions of SigNature DNA marks now exist in the public domain on items ranging from consumer product packaging to microcircuits to guitars.

We will also incorporate other authentication technologies for “Marks”, including Rare Earth Minerals, which can be applied through visible or invisible ink, and can be identified through a hand held scanner that only reads Rare Earth Mineral “Marks” when placed above the “Mark” on an item.

We obtained the foregoing information from sites for each of the following companies:

●	Sportsmemorabilia.com

●	eBay.com

●	Spenceloa.com

●	Steinersports.com

●	PSACard.com

●	Adnas.com

●	Beckett.com

●	YPBSystems.com

Business

Online Shopping Platform

We intend to operate an e-commerce business through an online shopping website at LegacyXChange.com. As of June 12, 2015, the site is approximately 85% completed, including all of the underlying coding for the database structure, security, registration, and many other key components, as well as the basic design, functionality, and content for the site. We estimate that the site will be completed and “go live” in late third quarter of 2015.

The site will be focused on selling items that can either be won through a conventional time specified bidding process or purchased at an amount set by the seller and agreed to by the buyer. Some auctions will allow reserve pricing, which provides the seller the ability to set a minimum amount for the auction to be won. We will potentially feature a wide variety of products for sale, including collectibles and memorabilia of sports items, pop culture, entertainment, coins, music and movies, stamps, jewelry, home furnishings, clothes, and business product equipment and parts.

The listing, selling, and buying processes require a user to establish a User Account before engaging in any trading activity, and which requires name, address, contact information, and credit card or banking information only when a transaction of money changing hands takes place. Account Information will be automatically available through multiple touch points throughout the process, with little or no requirement to duplicate information input. Users will be provided easy access to all merchandise, terms and policies, storefronts, and account information.

Access to the site will be worldwide, provided the domain is not restricted in any country. For the first year, Original products will primarily be offered from sellers within the United States. Secondary items will be able to be listed for sale from anywhere in the world.

We intend to acquire listings of products through the development of business relationships with entities already selling merchandise in other online formats, regardless of whether they are using alternative counterfeiting measures, and which may include companies and individuals. We are currently working to develop relationships with possible Originators of new memorabilia directly, from sports and entertainment celebrities to leading brands.

The platform will provide an ongoing revenue share model for sellers of an item being sold for the first time and buyers of an item that is being sold for the first time, for the specific item, provided the product is traded again on our site. Our website is planned to be operational and publicly available by approximately July 2015 or sooner.

Authentication and Verification Services

All marking, authentication and verification services for the first year will be provided solely in the U.S.

We will provide marking and authentication services for Original items only, which are those that we document as authentic when they are created. This includes following a chain of custody for the “Mark”, marking the item, guaranteeing the creators identity is validated, and ownership registered in the LegacyXChange database. Chain of custody requires control of the “Mark” throughout the creation process, not allowing the “Mark” to be used for any other purpose than to “Mark” the specified items. This includes a designated handler for the mark and a video of the handling of the “Mark”.

Secondary items, which are those that already exist in the marketplace with no way for us to witness creation, will only be marked the first time they are sold on the site, once a sale has been completed. The items will be sent to our offices for marking, and once marked will be sent to the buyer. We reserves the right to terminate any transaction for a Secondary item if such item is deemed counterfeit, either through outside authentication services or through information acquired that suggests an item may not be authentic.

The “Mark” will be placed either on the item or on the packaging surrounding the item. If applied to the packaging, it will also be embedded in the ink used in a tamper proof bar code attached to packaging over the item. All items sold on the site will be affixed with a product identification number, which will allow for tracking of ownership. Identification numbers will be attached directly to an item through placement of a bar code directly on the items packaging, as well as on documentation that we provide for each item.

The site will also contain a list of known counterfeiters in various product categories that are not allowed to post items for sale on the site. This list has been created by other leading experts and information provided by competing online sites.

Categories of Items to be Sold

Original

An original item is documented and marked at time of origin and also includes items which were created without our involvement at the time of origin, but are in the possession of the person identified with the value creation of the item, and who will attest to the authenticity of the item.

Secondary

Secondary items have no way of proving their original authenticity. Secondary items will be marked once they have been sold on the site.

How our Website will Work at LegacyXChange.com

The site will provide multiple formats for buying merchandise, including auctions, reserve pricing (reserve pricing allows the seller to indicate a minimum price required for item to be sold), and fixed pricing. The platform will provide an ongoing revenue share model for sellers of the first time an item is sold and buyers of an item the first time it is sold, for the specific item, provided the product is traded on our site.

The site will offer a guarantee that provides both sellers and buyers comfort that products offered for sale can be marked and verified easily, in a cost effective manner, at no charge. All items sold on the site will be 100% guaranteed, if a buyer does not believe an item is authentic, it can be returned to the seller for a complete 100% refund.

Markings on items will be done either on our premises or in the case of creation of Original items, at a designated location that we agree upon. Verification of “Marks” will take place either in our facilities or at Applied DNA Sciences, depending upon the type of “Mark” used. All items will be accompanied with a bar code that can be read through a conventional bar code reader. The aforementioned bar code will provide the buyer the preliminary knowledge that the item most probably has been marked by LegacyXChange.

Every item on the site will receive a dedicated serial number, created by the company, which will enable the respective item to be marked, sold, and tracked.

The site will provide a format for listing auctions of merchandise, with features that specify type of auction, pricing, amount of time until the sale closes, and search and marketing tools to enhance sales. A photo and a brief description of the item must accompany all items.

Buyers of products on the site will have the ability to rate the sellers that sold them their item, creating a rating system for future buyers.

The site will guarantee buyers only pay for items received, funds will be withheld to sellers until either proof of shipment or delivery has been received. If a buyer receives an item that is determined to not be a marked item, buyer will receive a refund and seller will be charged back the full value received for the item.

First time sellers (those that sell an item the first time it is offered on LegacyXChange.com) and those that purchase an item the first time it is sold on the site, will receive an ongoing revenue share every time the respective item is sold on the site after they have sold it. The ongoing revenue share will range from 3% for Original items to 1% for Secondary items. For example, if someone is the first time seller of an Original item on the site, anytime that item sells again on the site, the Original seller will receive 3% of the sale price, with a maximum of $300 per item per time sold. If someone is the first time seller of a Secondary item on the site, they will receive 1% of all future sales, not to exceed $100 per item per time sold. Any person that purchases any item on the site the first time it is sold, will receive 1% of all future sales of the item, with a maximum of $100 per item per time sold, once they sell the item.

Selling

Sellers are required to either have items marked prior to listing, if Original, or once they are sold if they are being sold for the first time as Secondary. The site provides registration for any item, which includes a designated serial number unique to every item registered. Once an item is registered, and marked, if Original, it can be listed for sale. If an item is Secondary and being sold for the first time, it can be registered and listed for sale without being marked prior to listing. All auctions are allowed a maximum of 30 days for listing. Ownership transference takes place each time an item is sold, with new owners creating their own account.

Payments for revenue share for any items sold will be sent on the first day of the following month after the sale, payments will be made automatically to either a PayPal account or some other form of secure transfer of funds. Their respective accounts will provide up to date information regarding serial numbers of all items eligible for future revenue share.

Buying

Buyers are required to create an account prior to bidding or purchasing any item. Purchasing an item requires payment via either a credit card or PayPal. Refunds are provided if an item is never shipped or deemed counterfeit, or do not have a mark.

The site will provide multiple formats for buying merchandise, including auctions, reserve pricing, and fixed pricing:

Auctions generally offer Buyers the ability to increase offers in specified increments, with a specific ending time for the last bid. If the Seller has not set a minimum bid for purchase, referred to as a Reserve Price, the last bidder wins the item. If the Seller indicates a Reserved Price, the last offer must be equal to or greater than the Reserve price to win the item.

Many items will be offered for a fixed price, with a timeframe to make the purchase, based upon inventory.

Payments for revenue share for any items sold will be sent on the first day of the following month after the sale, payments will be made automatically to either a PayPal account or some other form of secure transfer of funds. Their respective accounts will provide up to date information regarding serial numbers of all items eligible for future revenue share.

Shipment of Products

Products will be primarily shipped directly from the seller to the buyer, except in cases where the item must first be sent to us for marking, in which case the item will be shipped to the buyer from us once it has been marked. Seller customarily charges buyer for all freight.

Business Strategies

We intend to acquire listings of products through the development of business relationships with entities already selling collectibles and memorabilia merchandise in other online formats, through the general public offering items for sale, and with possible originators of new memorabilia directly, from sports and entertainment celebrities to leading brands.

Our goal is to acquire sellers that will list products for sale, the more products for sale, the more viable the site for potential buyers. We prefer to have a wide variety of product categories, which can attract a wider audience, and at the same time developing strength in a few categories, especially products of higher value.

Marketing Strategies

We will be targeting those that currently engage in full time or part time participation in buying and selling memorabilia, as well as those that are in need of selling something of value or interested in purchasing an item of potential personal or financial value.

Our marketing will include attracting potential users through value driven offerings, including discounts to our basic cost structure, and access to upgraded features for selling. It will include advertising in print and television, as well as attending numerous trade shows, advertising online, working with leading brands and celebrities, and promoting items on the site of particular high value.

We plan to use the following marketing methods:

●	Google Ad Words/other web search engines/social media sites

●	Recognition through the sports world by engaging professional athletes, retired or active.

●	Attending and sponsoring events with celebrities.

●	Attending trade shows peculiar to specific product categories

●	Television and print advertising

Target Market

Our target market is male and female between the ages 18 and 65 that are currently engaged or are interested in selling and purchasing products of value online.

Brand Recognition and Characteristics

E-commerce websites are characterized by many participants that offer very similar products. Most e-commerce websites focus on heavy marketing, brand recognition and quality service for differentiation. However, despite these efforts, the industry remains highly commoditized. Therefore, our strategy is to offer a buying/selling experience that is unique to e-commerce websites, with the ability to be assured of product authentication, verification, and tracking, plus a revenue share for the sellers and buyers of items the first time they are sold or purchased. We believe that the combination of our marking and verification methods with Original merchandise from desired providers will be a unique feature that is attractive to the online shopping community. Our goal is to establish and expand a customer base that returns to our website on a regular basis to enter the selling and buying process.

Competition

The competition for all retail business as well as e-commerce business is intense. While our most direct competition results from other e-commerce websites, we also compete with conventional brick-and-mortar retail businesses, as well as companies that sell consumer products through catalogues. Although we operate in a niche market with some esoteric components, many of our competitors have substantially more financial and operational resources than us. For instance, eBay, and Amazon, have substantially more resources with which to operate.

We are competing against other e-commerce retailers and conventional retailers from a position of extreme disadvantage due to capital constraints, lack of operating history, limited brand recognition, very few barriers to entry for new participants, lack of contracts with sellers, and limited operational and tangible assets with which to compete. The primary methods of competition in our industry include pricing tactics, offering quality products, building brand name recognition through effective sales and marketing campaigns, and establishing customer loyalty by providing superior customer service.

Revenue Generation

We will charge the following fees as the circumstances dictate:

a. We will charge fees for listing auctions, with the first 50 auctions each month free, with a $0.30 charge thereafter, unless seller chooses to pay a flat monthly fee of $24.99 for unlimited listings, listings for all original merchandise is free.

b. We will offer high volume and high value item sellers the ability to create stores within our site, charging either monthly fees or yearly-prepaid fees at a discount to monthly fees. Fees will range from $17.99 to $199.99 per month depending upon the commitment of the seller.

c. We will charge varying fees for selling items on the site, ranging from 10% to 15% per item, depending upon whether items are sold as Original or Secondary.

d. We will offer sellers the ability to enhance the visibility of their products through an advertising plan available for any item offered for sale on the site. This plan is based upon page views of the product when it is placed on a particular page, allowing a seller to designate a total amount of dollars to be spent advertising their product while it is for sale, and requiring choosing a specific dollar amount to be paid per page view. Each time a page is viewed that contains the item advertised, the user will be charged the designated per page view amount, reducing the total amount to be spent each time the page is viewed.

e. We will offer a Flash Sale section, which allows any seller to discount the offer price of their item from the original price, provided they pay for posting their item for sale into this section. Postings are paid based upon a pre-calculated value for a specific page view of the product when it is placed on a particular page. The seller must designate a total amount of dollars to be spent placing their product while it is for sale in the Flash Sale area, and requires choosing a specific dollar amount to be paid per page view. Each time a page is viewed that contains the item advertised, the user will be charged the designated per page view amount, reducing the total amount to be spent each time the page is viewed. LegacyXChange calculates the weighted value of each page based upon previous users agreed upon fees and amount of times page is viewed.

Government Regulation

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce, and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, electronic contracts and other communications, competition, consumer protection, web services, the provision of online payment services, unencumbered Internet access to our services, the design and operation of website, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce, digital content, and web services. Jurisdictions may regulate consumer-to-consumer online businesses, including certain aspects of our seller programs. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Environmental Issues

We do not believe that our business is subject to environmental regulations or will otherwise be affected by environmental regulation.

Employees

We currently have 1 full time employee, William Bollander, our Principal Executive Officer/Director. Additionally, we have a part time office associate and we employ our Chief Financial Officer on a part-time basis. Subject to adequate funding and growth of our customer base and transactions on the site, during the next 12 months, we plan to hire 10 additional employees on a full time basis, as follows: (a) 2 accounting personnel; (b) 4 customer service personnel; (c) 2 business development personnel; (d) 1 programming personnel: and (e) 1 account manager.

Seasonal Business

We do not anticipate our business to be impacted by seasonal business throughout the year, with the exception for the Christmas holiday, highly visible collectible events or specific offerings of extremely valuable memorabilia.

Research and Development

Expenditures for research and product development costs are expensed as incurred. We did not incur any research and development expense during the years ended March 31, 2015 and 2014.

Patents and Intellectual Property/Trademarks/Licenses/Franchises

We do not currently own any patents and have no intention of applying for patents. We currently have no trademarks. We are not a party to any license, royalty or franchise agreements.

Item 1A. Risk Factors

Because we are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K, we are not required to provide risk factors in this Form 10-K; however, risk factors are available for review in our S-1 filing at www.sec.gov.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

We do not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Our executive offices are located at 301 Yamato Road, Suite 1240, Boca Raton, Florida. We pay rent of $112 per month on a month-to-month basis. We have access to a conference/meeting room for 20 hours per month. Our office space consists of 120 square feet and is sufficient for our use. This also provides us with a receptionist to answer our calls Monday thru Friday from 9am to 5pm eastern. Additionally, beginning from May 2015, we lease office space in Las Vegas, Nevada for our programmer and web design consultants on a month-to-month basis at $500 per month.

Item 3. Legal Proceedings.

We are not a party or otherwise involved in any pending legal proceedings nor are we aware of any pending or threatened litigation against us

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities .

Market Information

Our shares of common stock are quoted on OTCPink under the symbol “TRTB”. The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Fiscal Year 2015
Fourth Quarter Ended March 31, 2015	$.08	$.02
Third Quarter ended December 31, 2014	$.09	$.03
Second Quarter ended September 30, 2014	$.03	$.03
First Quarter ended June 30, 2014	$.05	$.04

Fiscal Year 2014
Fourth Quarter ended March 31, 2014	$.08	$.07
Third Quarter ended December 31, 2013	$.08	$.06
Second Quarter ended September 30, 2013	$.08	$.06
First Quarter ended June 30, 2013	$.19	$.18

As of June 10, 2015, the closing sale price for our common stock as reported on the OTCPink was $0.07.

Cash Dividends

We have never paid cash dividends on our common stock, have no plans to pay any dividends, and it is unlikely that we will pay any dividends in the foreseeable future. We currently intend to invest future earnings, if any, to finance expansion of our business. Any payment of cash dividends in the future will be dependent upon our earnings, financial condition, capital requirements, and other factors deemed relevant by our board of directors.

Common Stock

We are authorized to issue 190,000,000 shares of Common Stock, $0.001 par value per share. Currently we have 38,383,154 shares of Common Stock issued and outstanding.

Each share of Common Stock shall have one (1) vote per share for all purposes. Our Common Stock does not provide preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our Common Stock holders are not entitled to cumulative voting for election of the Board.

Preferred Stock

We are authorized to issue 10 million preferred shares, no shares of which have been issued.

Warrants

There are 3,248,315 outstanding warrants to purchase our securities. Each Warrant entitles the Holder upon exercise to one Common Stock Share. These warrants have 5-year term.

As of June 10, 2015, we had the following securities which are exercisable into shares of our common stock were outstanding:

●	1,048,315 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.40 per share.

●	2,200,000 shares of our common stock issuable upon the exercise of common stock purchase warrants with an exercise price of $0.07 per share.

Options

There are no outstanding options to purchase our securities.

Transfer Agent and Registrar

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, Nevada 89014.

Holders of Capital Stock:

As of the date of this Annual Report, we have 85 holders of our Common Stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase of our shares of common stock or other securities during our fiscal year ended March 31, 2015.

Recent Sales of Unregistered Securities

On April 27, 2015, we issued 100,000 shares of common stock to our consultant for services rendered. The shares were valued at the fair market value on the grant date of $0.06 per share based on market price and we recorded stock-based fees $6,000.

On May 1, 2015, we issued 180,000 shares of common stock to our consultant for services to be rendered. The shares were valued at the fair market value on the grant date of $0.0549 per share based on market price and we recorded prepaid expense of $9,882, which will be amortized over the service period.

On May 1, 2015, we issued 175,000 shares of common stock to a law firm for services to be rendered. The shares were valued at the fair market value on the grant date of $0.0549 per share based on market price and we recorded prepaid expense of $9,608, which will be amortized over the service period.

On June 1, 2015, we issued 726,989 shares of common stock to CFO Oncall to settle accrued liabilities of $26,667 pursuant to the related service agreement between we and CFO Oncall (See Note 9 and 12). The shares were valued at $26,667 based on the 60% of the bid price of our common stock at the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement.

On June 1, 2015, we issued 250,000 shares of common stock to our consultant for services to be rendered. The shares were valued at the fair market value on the grant date of $0.054 per share based on market price and we recorded prepaid expense of $13,500, which will be amortized over the service period.

On May 19, 2015 and June 1, 2015, 5 investors and we entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $110,000. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

The foregoing transactions pursuant to which the restricted shares were issued to purchasers did not involve a public offering of our securities and, therefore, were exempt from the registration and prospectus delivery requirements of the Securities Act pursuant to the provisions of Section 4(2) of that Act. In connection with the offer and sale of the restricted shares, no general solicitation or advertising was used and no commissions were paid in connection with the offer or sale of the shares.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, we shifted our focus to the beauty industry and later amended our Articles of Incorporation and changed our name to True 2 Beauty, Inc., to better reflect our new business focus.

On July 10, 2012, we formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”), which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXChange, Inc. (“LegacyXChange”) in December 2014. We continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXChange operates an online e-commerce platform focus on delivering users a wide array of sports and entertainment related products that can be won in an action packed environment of a live auction.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. Our specific revenue recognition policies are as follows:

●	Product sales from the sale of beauty products, which ceased in May 2013, and sales of products through the subsidiary’s auction website are recognized when the product is shipped to the customer and title is transferred.

●	Under our auction program, consumers are required to purchase bid packages directly from us. Proceeds from the sales of bid packages are recorded as deferred revenue until recognizable as discussed below. In connection with the sale of bid packages, we utilized the User-based Revenue Model (“UBRM”). The UBRM is based on the presumption that the period of delivery for the bid package is the estimated average user life, which was estimated by us to be 60 days. Consequently, revenue from the sale of bid packages is recognized ratably over the estimated user life of 60 days.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date” and establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. During fiscal 2015 and fiscal 2014, we raised funds from the sale of our common stock at an average price of $.0551 per share to all investors. In general, the number of shares to be issued to consultants and service providers were negotiated using $.0551 per common share, the same price as investors. Additionally, no other fair value was indicated by the respective consultant or service provider through issuance of bills or time sheets and, on the date of the contract, no market conditions or performance commitments existed. Accordingly, we concluded that the fair value of the equity instruments issued in a share-based payment transaction was a more reliable fair value than the fair value of goods or services received. Additionally, we considered the volume and share price of shares traded in the open market on the OTC market and concluded that an active market was not present for our shares and the price paid by third party investors of $.0551 was a more reliable price than the quoted market price. The expense is recognized over the service period of the award. We initially record compensation expense based on the fair value of the award at the reporting date.

Convertible promissory notes and related embedded derivatives

We account for the embedded conversion option contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract was recorded as a component of other income/(expense) in the accompanying consolidated statements of operations.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all-existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of results of operations for the years ended March 31, 2015 and 2014

Revenue and gross (loss) profit

For the years ended March 31, 2015 and 2014, we generated limited revenue of $437 and $35,240, respectively, and gross (loss) profit of $(1,789) and $1,072, respectively, which related primarily to the sale of remaining inventory of beauty products.

Operating expenses

For the years ended March 31, 2015 and 2014, operating expenses amounted to $589,198 and $392,085, respectively, an increase of $197,113 or 50.3%. Operating expenses consisted of the following:

	For the Years Ended March 31,
	2015	2014
Compensation and related taxes	$156,873	$134,235
Professional fees	361,463	200,797
Other selling, general and administrative	70,862	57,053
	$589,198	$392,085

●	For the years ended March 31, 2015 and 2014, compensation and related taxes amounted to $156,873 and $134,235, respectively, an increase of $22,638 or 16.9%. The increase during the year ended March 31, 2015 is mainly attributable to an increase in bonus paid to our CEO of approximately $1,000, an increase in stock-based salary paid to our director of approximately $18,000 and an increase in payroll taxes of approximately $4,000. We expect administrative salaries to increase in fiscal 2016 as we increase our operations.

●	For the years ended March 31, 2015 and 2014, professional fees amounted to $361,463 and $200,797, respectively, an increase of $160,666 or 80.0%. The increase during the year ended March 31, 2015 is mainly attributable to an increase in accounting fees of approximately $46,000 due to an increase in accounting fees incurred for services performed by our chief financial officer, an increase in audit fees incurred of $39,900, and an increase in consulting fees of approximately $80,000 resulting from our business expansion, offset by a decrease in other miscellaneous items of approximately $5,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the years ended March 31, 2015 and 2014, other selling, general and administrative expenses amounted to $70,862 and $57,053, respectively, an increase of $13,809, or 24.2%. The increase during the year ended March 31, 2015 is mainly attributable to an increase in travel and entertainment expenses of approximately $18,000 due to the increase in travel for investor road shows and conferences and the increase in entertainment spending in order to enhance our visibility, offset by a decrease in other miscellaneous items of approximately $4,000 due to the stricter control in corporation spending.

Loss from operations

For the years ended March 31, 2015 and 2014, loss from operations amounted to $590,987 and $391,013, respectively, an increase of $199,974, or 51.1%

Other income (expense)

Other income (expense) includes gain from settlement of accounts payable, interest expense, initial derivative expense, loss from change in fair value of derivative liabilities and loss on settlement of loans. For the year ended March 31, 2015, total other expense amounted to $781,375 as compared to total other income $27,084 for the year ended March 31, 2014, an increase of $808,459. The increase in other expense for the year ended March 31, 2015 as compared to the year ended March 31, 2014 was attributable to:

●	For the year ended March 31, 2014, we recognized a gain from settlement of legal service fee of $34,594. Pursuant to a settlement agreement, on December 13, 2013, we issued 750,000 shares of common stock to a law firm for the settlement of $75,919 of legal fees payable. The shares were valued at a total fair value of $41,325 by using the recent sale price of the common stock on the date of grant of $0.0551 per common share. We recognized a gain from settlement of service fee of $34,594, which represented the difference between legal fees due of $75,919 and the fair value of shares, issued of $41,325.

●	An increase in interest expense of $63,395, mainly due to the increase in interest from our convertible notes payable, and

●	An increase in initial derivative expense of $35,875 related to the embedded conversion option contained in our convertible notes payable, and an increase in loss from change in fair value of derivative liabilities of $669,085 for which we did not have any corresponding expense during the year ended March 31, 2014. Under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $419,000 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes ($383,125) with the remainder ($35,875) charged to current period operations as initial derivative expense. At March 31, 2015, and on the initial measurements of the derivative liabilities, we valued the embedded conversion option derivative liabilities resulting in a loss from change in fair value of derivative liabilities of $669,085 for the year ended March 31, 2015 which was primarily caused by the effect of an increase in the our quoted stock price from the initial measurement date and March 31, 2015 as determined using the Binomial Option Pricing Model.

Net loss

As a result of the factors described above, our net loss for the years ended March 31, 2015 and 2014 was $1,372,362 and $363,929, respectively, or a net loss per common share of $0.04 and $0.01 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2015 and 2014, we had cash balances of approximately $4,400 and $9,300, respectively.

Our working capital deficit increased approximately $1,008,000 to working capital deficit of approximately $1,177,000 at March 31, 2015 from working capital deficit of approximately $169,000 at March 31, 2014. The increase in working capital deficit was primarily attributable to a decrease in cash of approximately $5,000, an increase in accounts payable and accrued liabilities of approximately $80,000, and an increase in derivative liabilities of approximately $1,088,000, offset by an increase in prepaid expenses of approximately $11,000, a decrease in accrued officer salary and director fees of approximately $13,000, a decrease in advances for common stock purchases of approximately $114,000, a decrease in due to shareholder of approximately $8,000, and a decrease in loans payable of approximately $20,000.

During the fiscal year ended March 31, 2014, we sold a total of 145,200 shares of common stock at an average price of $0.0551 per common share to investors. The proceeds received by us from the sale of these shares were $8,000 in fiscal 2014.

During the fiscal year ended March 31, 2015, we sold a total of 3,365,334 shares of common stock at an average price of $0.0551 per common share to investors. The proceeds received by us from the sale of these shares were $185,420.

In October and November 2014, the Company and 7 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $400,000. The Convertible Notes are due and payable on the third anniversary of the date of issuance through October 2017. The Investors are entitled, at their option, at any time after the issuance of these Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.02. In connection with the issuance of these Convertible Notes above, we determined that the terms of the Convertible Notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by us or contain terms that are not fixed monetary amounts at inception.

On May 19, 2015 and June 1, 2015, 5 investors and we entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $110,000. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

Cash Flow

Net cash flow used in operating activities was approximately $477,000 for the year ended March 31, 2015 as compared to net cash flow used in operating activities of approximately $162,000 for the year ended March 31, 2014, an increase of approximately $315,000.

●	Net cash flow used in operating activities for the year ended March 31, 2015 primarily reflected a net loss of approximately $1,372,000 and the add-back of non-cash items, such as stock-based compensation and fees of approximately $78,000, loss on settlement of loans approximately $6,000, amortization of debt discount of approximately $53,000, initial fair value of derivative liabilities of approximately $36,000 and loss from change in fair value of derivative liabilities of approximately $669,000 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of approximately $7,000, a decrease in accrued officer salary and director fees of approximately $13,000, and a decrease in due to shareholder of approximately $8,000, offset by an increase in accounts payable and accrued liabilities of approximately $82,000.

●	Net cash flow used in operating activities for the year ended March 31, 2014 primarily reflected a net loss of approximately $364,000 and adjustment from non-cash item of gain from settlement of accounts payable of approximately $35,000, offset by the add-back of non-cash items, such as stock-based compensation and fees of approximately $89,000 and stock issued for loan fees of approximately $6,000, and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expense of approximately $35,000, a decrease in prepaid salary to officer of approximately $27,000, a decrease in inventories of approximately $29,000, an increase in accounts payable and accrued liabilities of approximately $22,000, an increase in accrued officer salary and director fees of approximately $21,000 and an increase in due to shareholder of approximately $8,000.

We did not incur any investing activity during the years ended March 31, 2015 and 2014.

Net cash flow provided by financing activities was approximately $472,000 for the year ended March 31, 2015 as compared to approximately $152,000 for the year ended March 31, 2014. During the year ended March 31, 2015, we received proceeds from convertible notes of $400,000 and proceeds from sale of common stock of approximately $72,000. During the year ended March 31, 2014, we received proceeds from loans payable of approximately $20,000, proceeds from common stock subscriptions of approximately $114,000 and proceeds from sale of common stock of approximately $18,000.

Our primary uses of cash have been for salaries and fees paid to third parties for professional services. All funds received have been expended in the furtherance of growing the business. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in fiscal 2016. Therefore our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our independent registered public accounting firm has raised substantial doubt about our ability to continue as a going concern in their audit opinion for the years ended March 31, 2015 and 2014.

Our liquidity is negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable (principal)	$400,000	$-	$400,000	$-	$-
Accrued interest for convertible notes	17,693	17,693	-	-	-
Total	$417,693	$17,693	$400,000	$-	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of March 31, 2015 and 2014	F-3

Consolidated Statements of Operations - For the Years Ended March 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholders’ Deficit - For the Years Ended March 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows - For the Years Ended March 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7 to F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

True 2 Beauty, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of True 2 Beauty, Inc. and Subsidiary as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for each of the two years in the period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True 2 Beauty, Inc. and Subsidiary as of March 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $1,372,362 and $476,878, respectively for the year ended March 31, 2015. The Company has a working capital deficit, accumulated deficit and stockholders’ deficit of $1,176,179, $9,615,963 and $1,246,806, respectively, at March 31, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

June 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$4,362	$9,345
Prepaid expenses	28,801	18,225
Security deposit	-	636

Total Current Assets	33,163	28,206

TOTAL ASSETS	$33,163	$28,206

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$113,747	$33,575
Accrued officer salary and director fees	8,050	21,250
Advances for common stock purchases	-	113,525
Due to shareholder	-	8,218
Due to officer	-	508
Derivative liabilities	1,088,085	-
Loans payable	-	20,000
Deferred revenue	-	327

Total Current Liabilities	1,209,882	197,403

Convertible notes payable, net of discount	70,087	-

TOTAL LIABILITIES	1,279,969	197,403

COMMITMENTS (Note 12)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at March 31, 2015 and 2014)	-	-
Common stock, ($0.001 par value; 190,000,000 shares authorized; 36,951,165 and 31,601,531 shares issued and outstanding at March 31, 2015 and 2014, respectively)	36,951	31,601
Additional paid-in capital	8,332,206	8,042,803
Accumulated deficit	(9,615,963)	(8,243,601)

TOTAL STOCKHOLDERS' DEFICIT	(1,246,806)	(169,197)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,163	$28,206

The accompanying notes are an integral part of these consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2015	2014

REVENUE, NET	$437	$35,240

COST OF REVENUE	2,226	34,168

GROSS (LOSS) PROFIT	(1,789)	1,072

OPERATING EXPENSES
Compensation and related taxes	156,873	134,235
Professional fees	361,463	200,797
Other selling, general and administrative	70,862	57,053

TOTAL OPERATING EXPENSES	589,198	392,085

LOSS FROM OPERATIONS	(590,987)	(391,013)

OTHER INCOME (EXPENSE)
Gain from settlement of accounts payable	-	34,594
Interest expense	(70,905)	(7,510)
Initial derivative expense	(35,875)	-
Loss from change in fair value of derivative liabilities	(669,085)	-
Loss on settlement of loans	(5,510)	-

TOTAL OTHER INCOME (EXPENSE)	(781,375)	27,084

NET LOSS	$(1,372,362)	$(363,929)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	36,143,636	29,745,802

The accompanying notes are an integral part of these consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended March 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional	Common Stock		Total
	Number of		Number of		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at March 31, 2013	-	$-	27,241,331	$27,241	$7,806,917	$(10,000)	$(7,879,672)	$(55,514)

Stock issued for services	-	-	1,865,000	1,865	100,896	-	-	102,761

Stock issued to settle accounts payable	-	-	2,250,000	2,250	121,725	-	-	123,975

Stock sold for cash and receipt of subscriptions receivable	-	-	145,200	145	7,855	10,000	-	18,000

Stock issued for payment for loan fees	-	-	100,000	100	5,410	-	-	5,510

Net loss	-	-	-	-	-	-	(363,929)	(363,929)

Balance at March 31, 2014	-	-	31,601,531	31,601	8,042,803	-	(8,243,601)	(169,197)

Stock issued for services	-	-	1,485,000	1,485	80,338	-	-	81,823

Stock sold for cash and advance received in 2014	-	-	3,365,334	3,365	182,055	-	-	185,420

Stock issued for loan settlements	-	-	499,300	500	27,010	-	-	27,510

Net loss	-	-	-	-	-	-	(1,372,362)	(1,372,362)

Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$-	$(9,615,963)	$(1,246,806)

The accompanying notes are an integral part of these consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,372,362)	$(363,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and fees	78,150	88,986
Stock issued for loan fees	-	5,510
Gain from settlement of accounts payable	-	(34,594)
Loss on settlement of loans	5,510	-
Amortization of debt discount	53,212	-
Initial fair value of derivative liabilities	35,875	-
Loss from change in fair value of derivative liabilities	669,085	-
Changes in operating assets and liabilities:
Prepaid expenses	(6,903)	34,955
Prepaid salary to officer	-	26,666
Security deposit	636	-
Inventories	-	29,282
Accounts payable and accrued liabilities	82,172	22,400
Deferred revenue	(327)	327
Accrued officer salary and director fees	(13,200)	20,500
Due to shareholder	(8,218)	8,218
Due to officer	(508)	(122)

Net cash used in operating activities	(476,878)	(161,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from convertible notes	400,000	-
Proceeds received from loans payable	-	20,000
Proceeds received as advance for future common stock subscriptions	-	113,525
Proceeds received from sale of stock	71,895	18,000

Net cash provided by financing activities	471,895	151,525

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,983)	(10,276)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,345	19,621

CASH AND CASH EQUIVALENTS - END OF YEAR	$4,362	$9,345

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$33,060	$82,650
Stock issued for accounts payable	$-	$123,975
Stock issued for loans' principal	$20,000	$-
Stock issued for accrued interest	$2,000	$-
Stock issued for common stock subscription advances	$113,525	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

True 2 Beauty, Inc. (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc., to better reflect its new business focus.

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXChange, Inc. (“LegacyXChange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXChange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action packed environment of a live auction.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company’s consolidated financial statements include the financial statement of its wholly-owned subsidiary, LegacyXChange, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,372,362 and $363,929 for the years ended March 31, 2015 and 2014, respectively, and net cash used in operations of $476,878 and $161,801 for the years ended March 31, 2015 and 2014, respectively, and an accumulated deficit, a stockholders’ deficit and a working capital deficit of $9,615,963, $1,246,806 and $1,176,719, respectively, at March 31, 2015, has a gross loss for the year ended March 31, 2015 and has minimal gross profit for the year ended March 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. There is no assurance these plans will be realized.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2015 and 2014 include the valuation of deferred tax assets, valuation of derivative liabilities and the valuation of stock-based compensation and fees.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements (continued)

The carrying amounts reported in the consolidated balance sheets for cash, accounts payable and accrued expenses, accrued officer salary and director fees, approximate their fair market value based on the short-term maturity of these instruments.

Certain financial instruments, such as certain accounts payable, embody obligations that require (or permit at the Company’s discretion) settlement by issuance of a variable number of the Company’s common shares that have a value equal to a fixed monetary amount. The number of shares required to be issued to settle that unconditional obligation is variable, because that number of common shares will be determined by the fair value of the Company’s common shares on the date of settlement or over a stated period of time, such as the average over the last 30 days before settlement, or the beginning of the quarter. Pursuant to ASC 480-10-25-14(a), the financial instruments are classified as a liability at the fixed monetary amount with a charge to expense to increase the obligation to the fixed monetary amount. Upon issuance of the shares to settle the obligation, equity is increased by the amount of the liability and no gain or loss is recognized for the difference between the settlement date or average market price and the ending market price.

The following table reflects changes for the year ended March 31, 2015 for all financial assets and liabilities categorized as Level 3 as of March 31, 2015.

	Derivative Liabilities	Fixed Monetary Obligation
Liabilities:
Balance as of March 31, 2014	$-	$-
Initial fair value of derivative liabilities attributable to conversion feature	419,000	-
Increase in fair value of fixed monetary obligation	-	6,667
Loss from change in the fair value of derivative liabilities	669,085	-
Balance as of March 31, 2015	$1,088,085	$6,667

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at March 31, 2015 and 2014.

Inventories and cost of revenue

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. Any inventory adjustments are based upon management’s review of inventories on hand compared to estimated future usage and sales. As of March 31, 2015 and 2014, the Company has no inventory on hand because after May 2013 products sold were drop shipped from the Company’s vendors to the Company’s customers.

Deferred revenue

Deferred revenue represents revenue collected from the sale of bid packages for the Company’s online auctions but not earned as of the report date. Deferred revenue totaled $0 and $327 at March 31, 2015 and 2014, respectively.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances for common stock purchases

Advances for common stock purchases consist of prepayments from investors for the purchase of common stock prior to the signing of a stock subscription agreement which was signed after the period end. The Company reclassified to equity the advances for common stock purchases at the time the stock subscription was signed. At March 31, 2015 and 2014, the Company had advances for common stock purchases of $0 and $113,525, respectively.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

●	Product sales from the sale of beauty products by the parent entity (which ceased in May 2013) and sales of products through the subsidiary’s auction site are recognized when the product is shipped to the customer and title is transferred.

●	To participate in the Company’s auction program, consumers are required to purchase bid packages directly from the Company. Proceeds from the sales of bid packages are recorded as deferred revenue until recognizable as discussed below. In connection with the sale of bid packages, the Company utilized the User-based Revenue Model (“UBRM”). The UBRM is based on the presumption that the period of delivery for the bid package is the estimated average user life which was estimated by the Company to be 60 days. Consequently, revenue from the sale of bid packages is recognized ratably over the estimated user life of 60 days.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2015 and 2014, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping costs

Shipping costs are included in other selling, general and administrative expense and totaled $305 and $4,039 for the years ended March 31, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the years ended March 31, 2015 and 2014.

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development expense during the years ended March 31, 2015 and 2014.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). For the years ended March 31, 2015 and 2014, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. The Company’s aggregate common stock equivalents at March 31, 2015 and 2014 included the following:

	March 31, 2015	March 31, 2014
Stock warrants	1,048,315	733,609
Total	1,048,315	733,609

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions are recorded at fair value of the goods or services exchanged.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PREPAID EXPENSES

At March 31, 2015 and 2014, prepaid expenses consisted of the following:

	March 31, 2015	March 31, 2014
Prepaid professional service fees	$28,801	$13,775
Prepaid travel and other expense	-	4,450
	$28,801	$18,225

NOTE 4 – LOANS PAYABLE

On November 4, 2013, the Company and an individual entered into a loan agreement, providing for the issuance of a loan in the principal amount of $10,000. The loan was due on December 31, 2013. On April 8, 2014, the principal amount of $10,000 and all accrued and unpaid interest of the loan were settled for 249,650 shares of the Company’s common stock, resulting in a loss on settlement of $2,755.

On November 20, 2013, the Company and an individual entered into a loan agreement, providing for the issuance of a loan in the principal amount of $10,000. The loan was due on December 31, 2013. On April 8, 2014, the principal amount of $10,000 and all accrued and unpaid interest of the loan were settled for 249,650 shares of the Company’s common stock, resulting in a loss on settlement of $2,755.

At March 31, 2015 and 2014, the total principal for the above loans payable amounted to $0 and $20,000, respectively, which amount was included in loans payable in the accompanying consolidated balance sheets. During the year ended March 31, 2015, the total loss on settlement of the above two loans amounted to $5,510 which was included in loss on settlement of loans in the accompanying consolidated statements of operations (See Note 11). During the year ended March 31, 2014, the total interest expense for the above two loans amounted to $7,510.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At March 31, 2015 and 2014, accounts payable and accrued liabilities consisted of the following:

	March 31, 2015	March 31, 2014
Accrued interest	$17,693	$2,000
Accrued professional fees	67,364	12,922
Accrued payroll taxes	28,690	18,653
	$113,747	$33,575

NOTE 6 - ACCRUED OFFICER SALARY AND DIRECTOR FEES

In connection with the employment of a board of director member, the Company has agreed to compensate him as follows: an initial payment of $1,500 and quarterly payments of $1,500 during the term which he serves as a director of the Company. At March 31, 2015 and 2014, the amount due to this director was $4,750 and $6,750, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At March 31, 2015 and 2014, the accrued and unpaid CEO’s salary was $3,300 and $14,500, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At March 31, 2015 and 2014, accrued officer salary and director fees consisted of the following:

	March 31, 2015	March 31, 2014
Accrued director's salary	$4,750	$6,750
Accrued officer’s salary	3,300	14,500
	$8,050	$21,250

NOTE 7 – DUE TO SHAREHOLDER

At March 31, 2015 and 2014, the Company owed one shareholder $0 and $8,218, respectively, for payments made on behalf of the Company and which have been reimbursed by October 2014.

NOTE 8 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at March 31, 2015 and 2014 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2015 and 2014 were as follows:

	Years Ended March 31,
	2015	2014
Income tax expense (benefit) at U.S. statutory rate of 34%	$(466,603)	$(123,736)
Income tax benefit - State	(68,618)	(18,196)
Non-deductible expenses	328,314	52,970
Change in valuation allowance	206,907	88,962
Total provision for income tax	$-	$-

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 8 – INCOME TAXES (continued)

The Company’s approximate net deferred tax asset at March 31, 2015 and 2014 was as follows:

Deferred Tax Asset:	March 31, 2015	March 31, 2014
Net operating loss carryforward	$1,047,938	$841,031
Valuation allowance	(1,047,938)	(841,031)
Net deferred tax asset	$-	$-

The net operating loss carryforward was $2,687,019 and $2,156,489 at March 31, 2015 and 2014, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended March 31, 2015 and 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $206,907 and $88,962 in fiscal 2015 and fiscal 2014, respectively. The potential tax benefit arising from the loss carryforward will expire in 2035.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2013, 2014 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 9 – RELATED PARTY TRANSACTIONS

Due to officer

At March 31, 2015 and 2014, the Company owed Mr. William Bollander, its CEO, $0 and $508, respectively, for payments made on behalf of the Company and which have been reimbursed by March 2015.

Other

On October 29, 2014, the Company entered into a service agreement with CFO Oncall Inc., a company majority owned by the Company’s chief financial officer (“CFO Oncall”), effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock (See Notes 12 and 13).

NOTE 10 – CONVERTIBLE NOTES PAYABLE

In October and November 2014, the Company and 7 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $400,000. The Convertible Notes are due and payable on the third anniversary of the date of issuance through October 2017. The Investors are entitled, at their option, at any time after the issuance of these Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.02. The conversion price of the Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. In the event a registration statement is not filed by either the Company within 60 days following the completion of this Offering, or the full amount of Conversion Shares are not included in the first registration statement filed by either entity, or if such registration statement including the Conversion Shares is not declared effective within 180 days following the completion of the Offering, the Convertible Notes shall then be convertible at the option of the Holder into shares of the common stock, par value $.001 per share, of the Company at a conversion price equal to the lesser of $0.02 per share or a 25% discount to the average closing bid price of the Parent Company’s stock for the five days immediately prior to the day upon which the Company receives a written conversion notice from the Holder for any portion of the Notes. The Penalty Conversion shall remain in effect until such time as a registration statement from the Company, including the Conversion Shares is declared effective by the SEC. In connection with the issuance of these Convertible Notes above, the Company determined that the terms of the Convertible Notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 10 – CONVERTIBLE NOTES PAYABLE (continued)

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $419,000 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes ($383,125) with the remainder ($35,875) charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract was recorded as a component of other income/(expense) in the accompanying consolidated statements of operations.

During the year ended March 31, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	2.5 to 3.0 years
Volatility	177% to 201%
Risk-free interest rate	0.83% to 1.10%

At March 31, 2015, and on the initial measurements of the derivative liabilities, the Company valued the embedded conversion option derivative liabilities resulting in a loss from change in fair value of derivative liabilities of $669,085 for year ended March 31, 2015. For the year ended March 31, 2015, amortization of debt discounts related to these convertible notes amounted to $53,212, which has been included in interest expense on the accompanying consolidated statements of operations.

At March 31, 2015 and 2014, convertible promissory notes consisted of the following:

	March 31, 2015	March 31, 2014
Principal amount	$400,000	$-
Less: unamortized debt discount	(329,913)	-
Convertible notes payable, net	$70,087	$-

note 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized shares

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2015 and 2014, no shares were issued and outstanding.

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock. As of March 31, 2015 and 2014, 36,951,165 and 31,601,531 shares of common stock were issued and outstanding, respectively.

Common stock issued for service

On December 13, 2013, the Company issued 750,000 shares of common stock to a law firm to exchange for the settlement of accounts payable of $75,919 pursuant to a settlement agreement between the Company and the law firm. The shares were valued on the date of grant at their fair value of $41,325 based on the recent sales price of the common stock of $0.0551 per share. In connection with the issuance of these common shares, the Company recognized a gain from settlement of accounts payable of $34,594 which represented the difference between accounts payable at March 31, 2013 of $75,919 for legal fees incurred and the amount of fair value of shares issued of $41,325.

In June 2013, the Company issued 1,500,000 common shares to settle accounts payable of $82,650. The shares were valued on the date of grant at their fair value of $82,650 based on the recent sales price of the common stock of $0.0551 per share. No gain or loss was recognized on this settlement.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

note 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the year ended March 31, 2014, the Company issued 1,865,000 shares of common stock for services, including 40,000 shares to the board member, Mr. Christopher Jarvis. The shares were valued on the date of grant at their fair value of $102,761 based on recent sales price of the common stock of $0.0551 per share. The Company recorded stock-based compensation and fees of $88,986, and recorded a remaining prepaid expense of $13,775 at March 31, 2014, which was amortized in fiscal year 2015.

During the year ended March 31, 2015, the Company issued 1,485,000 shares of common stock for services, including 360,000 shares to a board member of the Company. The shares were valued on the grant date at their fair value of $81,823 based on the recent sales price of the common stock of $0.0551 per share. The Company concluded that the fair value of the equity instruments issued in a share-based payment transaction was a more reliable fair value than the fair value of goods or services received. The Company recorded stock-based compensation and fees of $64,375 and had a remaining prepaid expense of $17,448 at March 31, 2015, which will be amortized over the remaining service periods.

Common stock sold for cash

During the fiscal year ended March 31, 2014, the Company sold a total of 145,200 shares of common stock at an average price of $0.0551 per common share to investors. The proceeds received by the Company from the sale of these shares were $8,000 in fiscal 2014.

During the fiscal year ended March 31, 2015, the Company sold a total of 3,365,334 shares of common stock at an average price of $0.0551 per common share to investors for a total of $185,420. During the year ended March 31, 2015, the Company received cash proceeds of $71,895 from the sale of these shares and decreased advances for common stock purchases of $113,525.

Common stock issued for payment of loan fees

During the year ended March 31, 2014, the Company issued a total of 100,000 shares of common stock to two debtors for loan fees. The common shares were valued on the date of grant at their fair value of $5,510 based on recent sales price of the common stock of $0.0551per share. The $5,510 is reflected as interest expense.

Common stock issued for loan settlements

During the year ended March 31, 2015, the Company issued a total of 499,300 shares of common stock, valued on the grant date at their fair value of $27,510 based on the recent sales price of the common stock of $0.0551 per share. These shares were issued in settlement of $20,000 in principal and $2,000 of interest, resulting in a loss on settlement of $5,510 which is reflected in Other Expense in the accompanying consolidated statement of operations.

Warrants

The Company issued warrants with the sale of common stock during fiscal 2015 and fiscal 2014. The warrants have an exercise price of $0.40 per share and expire in 5 years from issuance date. Warrant activities for the years ended March 31, 2015 and 2014 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2013	718,608	$0.40
Issued	15,001	0.40
Exercised/forfeited/expired	-	-
Balance at March 31, 2014	733,609	0.40
Issued	314,706	0.40
Exercised/forfeited/expired	-	-
Balance at March 31, 2015	1,048,315	$0.40
Warrant exercisable at March 31, 2015	1,048,315	$0.40

There was no intrinsic value of the warrants at March 31, 2015.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

note 11 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at March 31, 2015:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$0.40	356,250	2.5	$0.40	356,250	$0.40
0.40	25,000	2.6	0.40	25,000	0.40
0.40	25,500	2.7	0.40	25,500	0.40
0.40	161,543	2.8	0.40	161,543	0.40
0.40	103,438	2.9	0.40	103,438	0.40
0.40	46,877	3.0	0.40	46,877	0.40
0.40	15,001	3.1	0.40	15,001	0.40
0.40	106,912	4.1	0.40	106,912	0.40
0.40	205,919	4.2	0.40	205,919	0.40
$0.40	1,875	4.3	0.40	1,875	0.40
	1,048,315	3.1	$0.40	1,048,315	$0.40

NOTE 12 – CONCENTRATIONS AND COMMITMENTS

Concentrations

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. There were no balances in excess of FDIC insured levels at March 31, 2015 and 2014.

Customers

No customer accounted for 10% or more of the Company’s revenue during the years ended March 31, 2015 and 2014.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the years ended March 31, 2015 and 2014.

Commitments

Service contracts

In September 2014, the Company signed an eight-month agreement with Applied DNA to work together, in good faith, on a business partnership focused on using Applied DNA Sciences’ unique SigNature© DNA taggant platform, digitalDNA © software platform and other products as required for DNA marking, tracking and authentication of sports collectibles and sports memorabilia uniquely and authentically identified to an athlete (“Goods”) and offered either within a True2Bid online auction exchange environment or through other means of sale. The agreement requires a cash payment of $35,000, of which $10,000 has been paid and the balance of $25,000 shall be paid in two payments of $12,500 each on February 1, 2015 and June 1, 2015. However, there has been no development pursuant to the three phases as defined in the agreement and, accordingly, the Company believes an obligation does not exist and does not intend to pay these installments until the milestones are reached. This agreement expired in May 2015.

On October 29, 2014, the Company entered into a service agreement with CFO Oncall, effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock at a 40% discount to quoted market prices. The $2,000 portion is accounted for as stock settled debt in accordance with ASC 480 resulting in a premium on each $2,000 payment amount of $1,333. Accumulated premium included in accounts payable at March 31, 2015 was $6,667 (See Note 13).

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 12 – CONCENTRATIONS AND COMMITMENTS (continued)

Subsequent commitments

On May 1, 2015, the Company entered into a one-year legal service agreement with Frederick M. Lehrer, Esquire (“FML”) who has agreed to provide corporate and securities related legal services to the Company. The agreement expires on April 30, 2016. In accordance to this legal service agreement, the Company pays FML (a) a flat cash fee of $1,000 per month; and (b) an annual stock fee of 175,000 shares of the Company’s common stock. The Company issued the 175,000 shares of common stock in June 2015 (See Note 13).

On May 1, 2015, the Company entered into a one-year consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement expires on April 30, 2016. In accordance to this consulting agreement, the Company pays this consultant (a) $6,000 to be paid in equal monthly installments; and (b) 180,000 shares of the Company’s common stock. The Company issued the 180,000 shares of common stock in June 2015 (See Note 13).

On June 1, 2015, the Company entered into a one-year consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement expires on May 31, 2016. In accordance to this consulting agreement, the Company pays the consultant (a) Per Tier 1 athlete/celebrity: (i) 2,500 shares of the Company’s common stock; (ii) 4% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity; (b) For all other tiers, including collectible specialists, corporations: (i) 1,500 shares of the Company’s common stock; (ii) 3% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity or entity; (c) 250,000 shares of the Company’s common stock upon signing, plus $3,500 per month for the following services: (i) advisory services related to professional sports franchises; (ii) introduction to sports related industry leaders; (iii) assistance in athlete management; (iv) assistance in athlete promotions. For (a) and (b), the percentage of net sales and percentage of advertising revenue will be paid to the consultant as long as the athlete/celebrity/other remains a vendor for the Company, otherwise the consultant earns no commission or fees. The consultant will be paid any commission on the 10th of each month for revenue generated in the preceding month, and the first of every month for the $3,500 monthly payment. The Company issued the 250,000 shares of common stock in June 2015 (See Note 13).

NOTE 13 – SUBSEQUENT EVENTS

Common stock issued for service

On April 27, 2015, the Company issued 100,000 shares of common stock to a consultant for services rendered. The shares were valued at the fair market value on the grant date of $0.06 per share based on market price and the Company recorded stock-based fees $6,000.

On May 1, 2015, the Company issued 180,000 shares of common stock to a consultant for services to be rendered. The shares were valued at the fair market value on the grant date of $0.0549 per share based on market price and the Company recorded prepaid expense of $9,882, which will be amortized over the service period.

On May 1, 2015, the Company issued 175,000 shares of common stock to a law firm for services to be rendered. The shares were valued at the fair market value on the grant date of $0.0549 per share based on market price and the Company recorded prepaid expense of $9,608, which will be amortized over the service period.

On June 1, 2015, the Company issued 726,989 shares of common stock to CFO Oncall to settle accrued liabilities of $26,667 pursuant to the related service agreement between the Company and CFO Oncall (See Note 9 and 12). The shares were valued at $26,667 based on the 60% of the bid price of the Company’s common stock at the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement.

On June 1, 2015, the Company issued 250,000 shares of common stock to a consultant for services to be rendered. The shares were valued at the fair market value on the grant date of $0.054 per share based on market price and the Company recorded prepaid expense of $13,500, which will be amortized over the service period.

TRUE 2 BEAUTY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014

NOTE 13 – SUBSEQUENT EVENTS (continued)

Fiscal 2016 Convertible Notes

On May 19, 2015 and June 1, 2015, the Company and 5 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $110,000. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

In connection with the issuance of these Fiscal 2016 Convertible Notes, the Company issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.07 per share. These investors received 20 Warrants for each dollar invested in the Fiscal 2016 Convertible Notes. The exercise price of the Warrant shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

In connection with the issuance of these Fiscal 2016 Convertible Notes, the Company determined that the terms of the Fiscal 2016 Convertible Notes and the 2,200,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivatives and warrants derivatives of $223,671 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes ($110,000) with the remainder ($113,671) charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our internal control over financial reporting.

Internal control over financial reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2015, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended March 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. We reimburse all directors for their expenses in connection with their activities as our directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in our best interests and its shareholders to combine these roles. Due to the small size and our early development stage, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The board of directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Directors and Executive Officers and Corporate Governance.

The following information sets forth the names of our officers and directors, their present positions, and some brief information about their background.

Name	Age	Position(s)
William Bollander	44	Chief Executive Officer/President/Director/Secretary/Treasurer
Adam Wasserman	50	Chief Financial Officer
Chris Jarvis	43	Director

Background of Officers and Directors

William Bollander has served as our President/Chief Executive Officer/Chief Financial Officer/Chief Accountancy Officer/Director/Secretary/Treasurer since January 17, 2012. From November 2008 to March 2011, he was an independent financial consultant for vFinance, a registered securities broker dealer located in located in Boca Raton FL. From March 2011 to November 2011, William Bollander was our business consultant. William Bollander received a Bachelor’s Degree in Accounting & Information Systems from Queens College/City University of New York in February 1992.

Adam Wasserman has served as our Chief Financial Officer since November 2014. He has been a majority shareholder and chief executive officer of CFO Oncall, Inc. since 1999. CFO Oncall provides chief financial officer services to a number of companies. Through CFO Oncall, Mr. Wasserman has served as the Chief Financial Officer of a number of private and publicly held companies including: Cleantech Solutions International, Inc. since December 2012, Oriental Dragon Corp. since June 2010, and Wally World Media, Inc. since November 2012. Mr. Wasserman also served as chief financial officer for FAL Exploration Corp from January 2010 to December 2014, Yew Bio-Pharm Group, Inc. (YEWB) from September 2011 to November 2013, and other companies, all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman is a member of the American Institute of Certified Public Accountants. Mr. Wasserman holds a Bachelor of Science Degree from the State University of New York at Albany.

Chris Jarvis has been our Director since January 17, 2012. In 2006, Mr. Jarvis founded Caprock Risk Management, a boutique commodities firm registered with the National Futures Association that specialized in the energy markets. Mr. Jarvis has over twenty years of capital markets and investments experience covering the equity, commodity, and fixed income markets having worked from 1999 to 2005 with Advest as a Senior Publishing Analyst and from 2005 to 2006 with Merrill Lynch (following Merrill’s acquisition of Advest in November 2005) as an Oil & Natural Gas Analyst. In September 2001, Mr. Jarvis received a Master’s in Business Administration with a concentration in finance from the University of Connecticut. Mr. Jarvis has the designations of a Chartered Financial Analyst (CFA) and Chartered Market Technician (CMT).

Employment Agreements

Except as discussed below, we have no formal employment agreements with any of our employees, directors or officers.

On October 29, 2014, we entered into a service agreement with CFO Oncall Inc., a company majority owned by our chief financial officer, effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or our common stock.

Family Relationships

There are no family relationships among our directors and/or our officers.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, corporate governance committee or any other committee of our board of directors. Our entire Board of Directors meets to undertake the responsibilities that would otherwise be delegated to a committee of our board of directors.

Audit Committee Financial Expert

We have not established an audit committee. Therefore, our Board of Directors have not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Meetings of our Board of Directors

We have had no meetings of our Board of Directors. Our Board of Directors have approved corporate actions by Board resolution.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our Board of Directors or terminated pursuant to their employment agreements.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our officers and directors.

Overview of Compensation Program

The table in Item 11 Executive Compensation sets forth the compensation paid by us to our Officers for the fiscal years ended March 31, 2014 and 2013. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Director Independence

We have one independent director as defined by the rules of any securities exchange or inter-dealer quotation system.

Code of Ethics

We have not yet adopted a formal, written Code of Business Conduct and Ethics.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any of the items below that we deem material to their service on our behalf:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding trafficking violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with the persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and judgment has not been reversed, suspended or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act. Accordingly, officers, directors, and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended March 31, 2015 and 2014 by each person who served as chief executive officer and chief financial officer during the year ended March 31, 2015. No other executive officer received compensation equal or exceeding $100,000.

SUMMARY ANNUAL COMPENSATION TABLE *

Name and Position	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander, Chief Executive Officer, President, and Director	2014 2015	120,000 121,000	0 0	0 0	0 0	0 0	0 0	0 0	120,000 121,000

Adam Wasserman, Chief Financial	2014	3,000	0	0	0	0	0	0	3,000
Officer	2015	24,000	22,177	0	0	0	0	0	46,177

* In accordance with the rules promulgated by the Securities and Exchange Commission, certain columns relating to information that is not applicable have been omitted from this table.

Compensation of Directors

Chris Jarvis, our Director, is compensated for his service as our Director. The Board of Directors has not awarded any options to our Directors. There are no contractual arrangements with any member of the Board of Directors. We have no Director’s service contracts.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the fiscal year ended March 31, 2015.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended March 31, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended March 31, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an Officer or Director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Board of Directors

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander	2014 2015	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Chris Jarvis	2014 2015	6,000 6,000	2,204 19,836	0 0	0 0	0 0	0 0	0 0	8,204 25,836

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address for these shareholders is 301 Yamato Road, Suite 1240, Boca Raton, Florida, 33431.

			Amount of
	Title of		Beneficial	Direct	Indirect	Percent
Name	Class		Ownership	Ownership	Ownership	of Class

William Bollander	Common		6,500,000	6,500,000	0	16.9%

Adam Wasserman(4)	Common		826,989	0	826,989	2.2%

Chris Jarvis	Common		500,000	500,000	0	1.3%

All current officers and directors as a group (three persons owning stock)			7,826,989	7,000,000	826,989	20.4%

Eisenberg Family Foundation(1)	Common	**	8,250,000	8,250,000	0	17.7%

Ascendant Partners, LLC(2)	Common	**	5,225,000	5,225,000	0	12.0%

Dina M. Palermo/Jeffrey Smith	Common	**	4,275,000	4,275,000	0	10.1%
Joint Tenants with Rights of Survivorship(3)

Joseph Lansing	Common		2,117,561	2,117,561	0	5.5%

Darryl Cohen	Common		3,127,825	3,127,825	0	8.1%

* Less than 1%

** Reflects the right of the shareholders who are debt holders to convert their debt into our common stock shares.

(1)	Eisenberg Family Foundation’s principal is Solomon Eisenberg who has sole voting and investment control over the shares. Includes 8,250,000 shares issuable upon conversion of $165,000 of debt and accrued interest at $0.02 per share.

(2)	Ascendant Partners, LLC’s principal is Richard Galterio who has sole voting and investment control over the shares. Includes 5,225,000 shares issuable upon conversion of $104,500 of debt and accrued interest at $0.02 per share.
(3)	Includes 4,125,000 shares issuable upon conversion of $82,500 of debt and accrued interest at $0.02 per share.
(4)	826,989 common shares held by CFO Oncall, Inc., a company majority-owned by Adam Wasserman who has sole voting and investment control over the shares.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 38,383,154 shares of common stock outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transaction, and Director Independence.

None of our Officers or Directors have any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which we are proposed to be a party.

We have no independent directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, Salberg & Company, P.A., for each of our last two fiscal years for the categories of services indicated.

	Years Ended March 31,
Category	2015	2014
Audit Fees	$24,000	$19,300
Audit Related Fees	3,600	-
Tax Fees	-	-
All other fees	-	-
Total	$27,600	$19,300

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Articles of Incorporation**

3.5	Bylaws ***

4.1	Form of Convertible Promissory Note***

4.2	Form of Subscription Agreement***

4.3	Form of Registration Rights Agreement***

10.1	Agreement with Applied DNA Sciences**

21	Subsidiary of Registrant*

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).**

31.2	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).**

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).**

* Previously filed as exhibit to Form S-1 Registration Statement filed on February 2, 2015.

** Filed herein

*** Previously filed as exhibit to Form S-1 Registration Statement filed on March 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

True 2 Beauty, Inc.
(Registrant)

By:	/s/ William Bollander
William Bollander
Chief Executive Officer

Date: June 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bollander	Chairman & Chief Executive Officer	June 15, 2015
William Bollander	(principal executive officer)

/s/ Adam Wasserman	Chief Financial Officer	June 15, 2015
Adam Wasserman	(principal financial and accounting officer)

/s/ Chris Jarvis	Director	June 15, 2015
Chris Jarvis

