Form 10-Q
period 2015-06-30
LegacyXChange, Inc.
filed 2015-08-05
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_________

Commission file number: 333-148925

LEGACYXCHANGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-8628868
(State Or Other Jurisdiction Of Incorporation Or Organization)	(IRS Employee Identification No.)

301 Yamato Road
Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)

(800) 630-4190

(Registrant’s telephone number, including area code)

True 2 Beauty, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer", "large accelerated filer", and "smaller reporting company" in rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The issuer has 43,348,238 outstanding shares of common stock outstanding as of August 5, 2015.

2

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

QUARTERLY REPORT

June 30, 2015

CONTENTS

Consolidated Financial Statements:

Consolidated Balance Sheets - As of June 30, 2015 (Unaudited) and March 31, 2015	F-2

Consolidated Statements of Operations - For the Three Months Ended June 30, 2015 and 2014 (Unaudited)	F-3

Consolidated Statement of Changes in Stockholders’ Deficit - For the Three Months Ended June 30, 2015 (Unaudited)	F-4

Consolidated Statements of Cash Flows - For the Three Months Ended June 30, 2015 and 2014 (Unaudited)	F-5

Condensed Notes to Unaudited Consolidated Financial Statements	F-6 to F-16

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,926	$4,362
Prepaid expenses	51,291	28,801
Inventories	570	-

Total Current Assets	53,787	33,163

TOTAL ASSETS	$53,787	$33,163

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$128,744	$113,747
Accrued officer salary and director fees	4,250	8,050
Derivative liabilities	1,063,040	1,088,085

Total Current Liabilities	1,196,034	1,209,882

Convertible notes payable, net of discount	105,209	70,087

TOTAL LIABILITIES	1,301,243	1,279,969

COMMITMENTS (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at June 30, 2015 and March 31, 2015)	-	-
Common stock, ($0.001 par value; 190,000,000 shares authorized; 38,383,154 and 36,951,165 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively)	38,383	36,951
Additional paid-in capital	8,396,431	8,332,206
Accumulated deficit	(9,682,270)	(9,615,963)

TOTAL STOCKHOLDERS' DEFICIT	(1,247,456)	(1,246,806)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,787	$33,163

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014

REVENUE, NET	$-	$723

COST OF REVENUE	-	1,307

GROSS LOSS	-	(584)

OPERATING EXPENSES
Compensation and related taxes	33,971	33,703
Professional fees	110,599	74,209
Other selling, general and administrative	15,278	14,489

TOTAL OPERATING EXPENSES	159,848	122,401

LOSS FROM OPERATIONS	(159,848)	(122,985)

OTHER INCOME (EXPENSE)
Interest expense	(46,504)	-
Initial derivative expense	(119,455)	-
Gain from change in fair value of derivative liabilities	259,500	-
Loss on settlement of loans	-	(5,510)

TOTAL OTHER INCOME (EXPENSE)	93,541	(5,510)

NET LOSS	$(66,307)	$(128,495)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	37,582,645	33,757,488

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three Months Ended June 30, 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Stock issued for services	-	-	705,000	705	38,285	-	38,990

Stock issued for accounts payable – related party	-	-	726,989	727	25,940	-	26,667

Net loss	-	-	-	-	-	(66,307)	(66,307)

Balance at June 30, 2015 (Unaudited)	-	$-	38,383,154	$38,383	$8,396,431	$(9,682,270)	$(1,247,456)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,307)	$(128,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	14,045	47,983
Loss on settlement of loans	-	5,510
Amortization of debt discount	35,122	-
Initial fair value of derivative liabilities	119,455	-
Gain from change in fair value of derivative liabilities	(259,500)	-
Changes in operating assets and liabilities:
Prepaid expenses	2,455	(3,039)
Security deposit	-	636
Inventories	(570)	-
Accounts payable and accrued liabilities	41,664	2,203
Deferred revenue	-	(327)
Accrued officer salary and director fees	(3,800)	2,700
Due to shareholders	-	(5,171)
Due to officer	-	(60)

Net cash used in operating activities	(117,436)	(78,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from convertible notes	115,000	-
Proceeds received from sale of stock	-	70,895

Net cash provided by financing activities	115,000	70,895

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,436)	(7,165)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,362	9,345

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,926	$2,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$32,990	$5,510
Stock issued for accrued liabilities	$26,667	$-
Stock issued for loans' principal	$-	$20,000
Stock issued for accrued interest	$-	$2,000
Stock issued for common stock subscription advances	$-	$113,525
Initial debt discount recorded on convertible notes	$115,000	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

LegacyXChange, Inc. (formerly True 2 Beauty, Inc.) (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc., to better reflect its new business focus.

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

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, we dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.) to allow for the change in name of our parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

On June 24, 2015, our Board of Directors approved of a name change from True 2 Beauty, Inc. to LegacyXChange, Inc. (the “Name Change”) and on June 29, 2015 shareholders holding 51.8% of our issued and outstanding shares approved and adopted the Name Change.  The State of Nevada approved the Certificate of Amendment affecting the Name Change on July 6, 2015 to be effective as of July 2, 2015.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited consolidated financial statements include the financial statement of its wholly-owned subsidiary, LegacyXChange, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for True 2 Beauty Inc. and its subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended March 31, 2015 and 2014 included in the Company’s Form 10-K.

Going concern

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $66,307 and $128,495 for the three months ended June 30, 2015 and 2014, respectively, and net cash used in operations of $117,436 and $78,060 for the three months ended June 30, 2015 and 2014, respectively, and an accumulated deficit, a stockholders’ deficit and a working capital deficit of $9,682,270, $1,247,456 and $1,142,247, respectively, at June 30, 2015, did not generate any revenue for the three months ended June 30, 2015 and had a gross loss for the three months ended June 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. There is no assurance these plans will be realized.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended June 30, 2015 and 2014 include the valuation of deferred tax assets, valuation of derivative liabilities and the valuation of stock-based compensation and fees.

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

The carrying amounts reported in the unaudited consolidated balance sheets for cash, inventories, accounts payable and accrued liabilities, accrued officer salary and director fees, approximate their fair market value based on the short-term maturity of these instruments.

Certain financial instruments, such as certain accrued liabilities, embody obligations that require (or permit at the Company’s discretion) settlement by issuance of a variable number of the Company’s common shares that have a value equal to a fixed monetary amount. The number of shares required to be issued to settle that unconditional obligation is variable, because that number of common shares will be determined by the fair value of the Company’s common shares on the date of settlement or over a stated period of time, such as the average over the last 30 days before settlement, or the beginning of the quarter. Pursuant to ASC 480-10-25-14(a), the financial instruments are classified as a liability at the fixed monetary amount with a charge to expense to increase the obligation to the fixed monetary amount. Upon issuance of the shares to settle the obligation, equity is increased by the amount of the liability and no gain or loss is recognized for the difference between the settlement date or average market price and the ending market price.

The following table reflects changes for the three months ended June 30, 2015 for all financial assets and liabilities categorized as Level 3:

	Derivative Liabilities	Fixed Monetary Obligation
Balance as of March 31, 2015	$1,088,085	$6,667
Initial fair value of derivative liabilities attributable to conversion feature	234,455	-
Decrease in fair value of fixed monetary obligation	-	(6,667)
Gain from change in the fair value of derivative liabilities	(259,500)	-
Balance as of June 30, 2015	$1,063,040	$-

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2015 and March 31, 2015.

Inventories and cost of revenue

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. Any inventory adjustments are based upon management’s review of inventories on hand compared to estimated future usage and sales. Inventories of finished goods totaled $570 and $0 at June 30, 2015 and March 31, 2015, respectively.

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

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2015 and March 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

Shipping costs

Shipping costs are included in other selling, general and administrative expense and totaled $2 and $95 for the three months ended June 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the three months ended June 30, 2015 and 2014.

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development expense during the three months ended June 30, 2015 and 2014.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings (loss) per common share is computed by dividing income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). For the three months ended June 30, 2015 and 2014, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. The Company’s aggregate common stock equivalents at June 30, 2015 and 2014 included the following:

	June 30, 2015	June 30, 2014
Stock warrants	3,348,315	1,046,440
Total	3,348,315	1,046,440

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

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

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 – PREPAID EXPENSES

At June 30, 2015 and March 31, 2015, prepaid expenses consisted of the following:

	June 30, 2015	March 31, 2015
Prepaid professional service fees	$49,891	$28,801
Prepaid other expense	1,400	-
	$51,291	$28,801

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At June 30, 2015 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	June 30, 2015	March 31, 2015
Accrued interest	$29,075	$17,693
Accrued professional fees	66,508	67,364
Accrued payroll taxes	31,161	28,690
Other	2,000	-
	$128,744	$113,747

NOTE 5 – ACCRUED OFFICER SALARY AND DIRECTOR FEES

In connection with the employment of a board of director member, the Company has agreed to compensate him as follows: an initial payment of $1,500 and quarterly payments of $1,500 during the term which he serves as a director of the Company. At June 30, 2015 and March 31, 2015, the amount due to this director was $3,250 and $4,750, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At June 30, 2015 and March 31, 2015, the accrued and unpaid CEO’s salary was $1,000 and $3,300, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 5 – ACCRUED OFFICER SALARY AND DIRECTOR FEES (continued)

At June 30, 2015 and March 31, 2015, accrued officer salary and director fees consisted of the following:

	June 30, 2015	March 31, 2015
Accrued director's salary	$3,250	$4,750
Accrued officer’s salary	1,000	3,300
	$4,250	$8,050

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 1, 2014, the Company entered into a service agreement with CFO Oncall Inc., a company majority owned by the Company’s chief financial officer. In accordance with the service agreement, the service fee is $5,000 per month which is payable as $3,000 in cash payable in advance on the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock. On June 1, 2015, the Company issued 726,989 shares of common stock to CFO Oncall, Inc. pursuant to the service (See Notes 8). At June 30, 2015, amounts due to CFO Oncall amounted to $9,000 and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Fiscal 2015 Convertible Notes

In October and November 2014, the Company and 7 subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $400,000. The Convertible Notes are due and payable on the third anniversary of the date of issuance through October 2017. The Investors are entitled, at their option, at any time after the issuance of these Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.02. The conversion price of the Convertible Notes shall be. In the event a registration statement is not filed by either the Company within 60 days following the completion of this Offering, or the full amount of Conversion Shares are not included in the first registration statement filed by either entity, or if such registration statement including the Conversion Shares is not declared effective within 180 days following the completion of the Offering, the Convertible Notes shall then be convertible at the option of the Holder into shares of the common stock, par value $.001 per share, of the Company at a conversion price equal to the lesser of $0.02 per share or a 25% discount to the average closing bid price of the Parent Company’s stock for the five days immediately prior to the day upon which the Company receives a written conversion notice from the Holder for any portion of the Notes. The Penalty Conversion shall remain in effect until such time as a registration statement from the Company, including the Conversion Shares is declared effective by the SEC. In connection with the issuance of these Convertible Notes above, the Company determined that the terms of the Convertible Notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative of $419,000 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes $383,125 with the remainder $35,875 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract was recorded as a component of other income/(expense) in the accompanying consolidated statements of operations.

During the three months ended June 30, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2015 Convertible Notes (continued)

Dividend rate	0
Term (in years)	2.29 years
Volatility	168.29%
Risk-free interest rate	1.01%

At June 30, 2015 and March 31, 2015, the Company valued the embedded conversion option derivative liabilities resulting in a gain from change in fair value of derivative liabilities of $225,995 for the three months ended June 30, 2015. For the three months ended June 30, 2015, amortization of debt discounts related to these convertible notes amounted to $31,927, which has been included in interest expense on the accompanying consolidated statements of operations.

At June 30, 2015 and March 31, 2015, fiscal 2015 convertible promissory notes consisted of the following:

	June 30, 2015	March 31, 2015
Principal amount	$400,000	$400,000
Less: unamortized debt discount	(297,986)	(329,913)
Convertible notes payable, net	$102,014	$70,087

Fiscal 2016 Convertible Notes

On May 19, 2015 and June 1, 2015 and June 23, 2015, the Company and 5 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $115,000. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018 and June 23, 2018. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

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

In connection with the issuance of these Fiscal 2016 Convertible Notes, the Company determined that the terms of the Fiscal 2016 Convertible Notes and the 2,300,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivatives and warrants derivatives of $234,455 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes $115,000 with the remainder $119,455 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

During the three months ended June 30, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2016 Convertible Notes (continued)

Dividend rate	0
Term (in years)	2.91 to 5.00 years
Volatility	176.29% to 261.24%
Risk-free interest rate	0.99% to 1.71%

At June 30, 2015 and on the initial measurements of the derivative liabilities, the Company valued the embedded conversion option derivative liabilities and warrants derivative resulting in a gain from change in fair value of derivative liabilities of $33,505 for the three months ended June 30, 2015. For the three months ended June 30, 2015, amortization of debt discounts related to these convertible notes amounted to $3,195, which has been included in interest expense on the accompanying consolidated statements of operations.

At June 30, 2015 and March 31, 2015, fiscal 2016 convertible promissory notes consisted of the following:

	June 30, 2015	March 31, 2015
Principal amount	$115,000	$-
Less: unamortized debt discount	(111,805)	-
Convertible notes payable, net	$3,195	$-

At June 30, 2015 and March 31, 2015, the total convertible promissory notes mentioned above consisted of the following:

	June 30, 2015	March 31, 2015
Principal amount	$515,000	$400,000
Less: unamortized debt discount	(409,791)	(329,913)
Convertible notes payable, net	$105,209	$70,087

note 8 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of June 30, 2015 and March 31, 2015, no shares were issued and outstanding.

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock. As of June 30, 2015 and March 31, 2015, 38,383,154 and 36,951,165 shares of common stock were issued and outstanding, respectively.

Common stock issued for services

On April 27, 2015, the Company issued 100,000 shares of common stock to an attorney for services rendered. The shares were valued at the fair market value of $0.06 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $6,000 for the three months ended June 30, 2015.

On May 1, 2015, the Company issued 180,000 shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $1,647 for the three months ended June 30, 2015 and had a remaining prepaid expense of $8,235 at June 30, 2015, which will be amortized over the remaining service period.

On May 1, 2015, the Company issued 175,000 vested shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $1,600 for the three months ended June 30, 2015 and had a remaining prepaid expense of $8,008 at June 30, 2015, which will be amortized over the remaining service period.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

note 8 – STOCKHOLDERS’ DEFICIT

Common stock issued for service (continued)

On June 1, 2015, the Company issued 726,989 shares of common stock to a company controlled by the Company’s chief financial officer for compensation and to settle accrued liabilities of $26,667 pursuant to the related service agreement (See Note 6). The shares were valued at $26,667 based on 60% of the closing bid price of the Company’s common stock on the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement.

On June 1, 2015, the Company issued 250,000 vested shares of common stock to a consultant for marketing services to be rendered. The shares were valued at the fair market value of $0.054 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based marketing service fees of $1,125 for the three months ended June 30, 2015 and had a remaining prepaid expense of $12,375 at June 30, 2015, which will be amortized over the remaining service period.

Warrants

The Company issued warrants with the sale of common stock during the three months ended June 30, 2015. These warrants have an exercise price of $0.07 per share and expire in 5 years from issuance dates. Warrant activities for the three months ended June 30, 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	1,048,315	$0.40
Issued	2,300,000	0.07
Exercised/forfeited/expired	-	-
Balance at June 30, 2015	3,348,315	$0.17
Warrant exercisable at June 30, 2015	3,348,315	$0.17

There was no intrinsic value of the warrants at June 30, 2015.

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at June 30, 2015:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2015	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$0.40	125,000	2.2	$0.40	125,000	$0.40
0.40	256,250	2.3	0.40	256,250	0.40
0.40	12,500	2.4	0.40	12,500	0.40
0.40	46,105	2.5	0.40	46,105	0.40
0.40	231,876	2.6	0.40	231,876	0.40
0.40	46,877	2.7	0.40	46,877	0.40
0.40	14,063	2.8	0.40	14,063	0.40
0.40	938	2.9	0.40	938	0.40
0.40	39,412	3.8	0.40	39,412	0.40
0.40	273,419	3.9	0.40	273,419	0.40
0.40	1,875	4.0	0.40	1,875	0.40
0.07	2,200,000	4.9	0.07	2,200,000	0.07
0.07	100,000	5.0	0.07	100,000	0.07
$0.07 – 0.40	3,348,315	2.2 – 5.0	$0.17	3,348,315	$0.17

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 9 – CONCENTRATIONS AND COMMITMENTS

Concentrations

Customers

No customer accounted for 10% or more of the Company’s revenue during the three months ended June 30, 2015 and 2014.

Suppliers

No supplier accounted for 10% or more of the Company’s purchase during the three months ended June 30, 2015 and 2014.

Commitments

Service contracts

In September 2014, the Company signed an eight-month agreement with Applied DNA to work together, in good faith, on a business partnership focused on using Applied DNA Sciences’ unique SigNature© DNA taggant platform, digitalDNA © software platform and other products as required for DNA marking, tracking and authentication of sports collectibles and sports memorabilia uniquely and authentically identified to an athlete (“Goods”) and offered either within a True2Bid online auction exchange environment or through other means of sale. The agreement requires a cash payment of $35,000, of which $10,000 has been paid and the balance of $25,000 was scheduled to be paid in two payments of $12,500 each on February 1, 2015 and June 1, 2015. However, there has been no development pursuant to the three phases as defined in the agreement and, accordingly, the Company believes an obligation does not exist and does not intend to pay these installments until the milestones are reached. This agreement expired in May 2015.

On October 29, 2014, the Company entered into a service agreement with CFO Oncall, effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock at a 40% discount to quoted market prices. The $2,000 portion is accounted for as stock settled debt in accordance with ASC 480 resulting in a premium on each $2,000 payment amount of $1,333. The accumulated premium at June 30, 2015 and March 31, 2015 was $0 and $6,667, respectively, which were included in accounts payable and accrued liabilities.

On May 1, 2015, the Company entered into a one-year legal service agreement with an attorney who has agreed to provide corporate and securities related legal services to the Company. The agreement expires on April 30, 2016. In accordance to this legal service agreement, the Company pays (a) a flat cash fee of $1,000 per month; and (b) an annual stock fee of 175,000 shares of the Company’s common stock. The Company issued the 175,000 shares of common stock in June 2015 (See Note 8 – Common stock issued for service). The accrued service fees related to the service agreement at June 30, 2015 was $1,000 which was included in accounts payable and accrued liabilities.

On May 1, 2015, the Company entered into a one-year consulting agreement with an attorney who has agreed to provide consulting services to the Company. The agreement expires on April 30, 2016. In accordance to this consulting agreement, the Company pays this consultant (a) $6,000 in equal monthly installments; and (b) 180,000 shares of the Company’s common stock. The Company issued the 180,000 shares of common stock in June 2015 (See Note 8 – Common stock issued for services). The accrued service fees related to the service agreement at June 30, 2015 was $1,000 which was included in accounts payable and accrued liabilities.

LEGACYXCHANGE, INC. AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY INC.)

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 9 – CONCENTRATIONS AND COMMITMENTS (continued)

Commitments (continued)

Service contracts (continued)

On June 1, 2015, the Company entered into a one-year consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement expires on May 31, 2016. In accordance to this consulting agreement, the Company pays the consultant (a) Per Tier 1 athlete/celebrity: (i) 2,500 shares of the Company’s common stock; (ii) 4% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity; (b) For all other tiers, including collectible specialists, corporations: (i) 1,500 shares of the Company’s common stock; (ii) 3% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity or entity; (c) 250,000 shares of the Company’s common stock upon signing, plus $3,500 per month for the following services: (i) advisory services related to professional sports franchises; (ii) introduction to sports related industry leaders; (iii) assistance in athlete management; (iv) assistance in athlete promotions. For (a) and (b), the percentage of net sales and percentage of advertising revenue will be paid to the consultant as long as the athlete/celebrity/other remains a vendor for the Company, otherwise the consultant earns no commission or fees. The consultant will be paid any commission on the 10th of each month for revenue generated in the preceding month, and the first of every month for the $3,500 monthly payment. The Company issued the 250,000 shares of common stock in June 2015 (See Note 8 – Common stock issued for service).

NOTE 10 – SUBSEQUENT EVENTS

On December 17, 2014, pursuant to a name change filing with the Nevada Secretary of State, the Company changed the name of its subsidiary, True 2 Bid, Inc., to LegacyXChange, Inc. On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, the Company dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.) to allow for the change in name of its parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

On June 24, 2015, the Company’s Board of Directors approved of a name change from True 2 Beauty, Inc. to LegacyXChange, Inc. (the “Name Change”) and on June 29, 2015 shareholders holding 51.8% of our issued and outstanding shares approved and adopted the Name Change.  The State of Nevada approved the Certificate of Amendment affecting the Name Change on July 6, 2015 to be effective as of July 2, 2015. In connection with the Name Change the Company will: (a) file an Issuer Form with FINRA; (b) have its Transfer Agent file a Transfer Agent Form with FINRA; and (c) file for a new stock symbol with FINRA.

On July 9, 2015, $27,510 principal amount of the Company’s Fiscal 2015 Convertible Notes and $10,792 accrued interest was converted into 1,915,084 shares of the Company’s common stock.

On July 22, 2015, $36,000 principal amount of the Company’s Fiscal 2015 Convertible Notes was converted into 1,800,000 shares of the Company’s common stock.

On July 27, 2015, $25,000 principal amount of the Company’s Fiscal 2015 Convertible Notes was converted into 1,250,000 shares of the Company’s common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, we dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.) to allow for the change in name of our parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

On June 24, 2015, our Board of Directors approved of a name change from True 2 Beauty, Inc. to LegacyXChange, Inc. (the “Name Change”) and on June 29, 2015 shareholders holding 51.8% of our issued and outstanding shares approved and adopted the Name Change.  The State of Nevada approved the Certificate of Amendment affecting the Name Change on July 6, 2015 to be effective as of July 2, 2015. In connection with the Name Change we will: (a) file an Issuer Form with FINRA; (b) have our Transfer Agent file a Transfer Agent Form with FINRA; and (c) file for a new stock symbol with FINRA.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

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

Convertible promissory notes and related embedded derivatives

We account for the embedded conversion option and warrants contained in convertible instruments under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”. The embedded conversion option and warrants contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives were determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative and warrants liabilities were recorded as derivative liabilities and were allocated as a debt discount up to the proceeds of the notes with the remainder charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liabilities for derivative contract was recorded as a component of other income/(expense) in the accompanying unaudited consolidated statements of operations.

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our consolidated financial condition, results of operations, cash flows or disclosures.

RESULTS OF OPERATIONS

Comparison of results of operations for the three months ended June 30, 2015 and 2014.

Revenue and gross loss

For the three months ended June 30, 2015, we did not generate any revenue. For the three months ended June 30, 2014, we generated limited revenue of $723 and gross loss of $584, which related primarily to the sale of remaining inventory of beauty products.

Operating expenses

For the three months ended June 30, 2015 and 2014, operating expenses amounted to $159,848 and $122,401, respectively, an increase of $37,447 or 30.6%. Operating expenses consisted of the following:

	For the Three Months Ended June 30,
	2015	2014
Compensation and related taxes	$33,971	$33,703
Professional fees	110,599	74,209
Other selling, general and administrative	15,278	14,489
	$159,848	$122,401

●	For the three months ended June 30, 2015 and 2014, compensation and related taxes amounted to $33,971 and $33,703, respectively, an increase of $268 or 0.8%. The increase during the three months ended June 30, 2015 is mainly attributable to the increase in payroll taxes of approximately $300. We expect administrative salaries to increase in the rest of fiscal 2016 as we increase our operations.

●	For the three months ended June 30, 2015 and 2014, professional fees amounted to $110,599 and $74,209, respectively, an increase of $36,390 or 49.0%. The increase during the three months ended June 30, 2015 is mainly attributable to an increase in accounting fees of approximately $10,000 due to an increase in accounting fees incurred for services performed by our chief financial officer, an increase in audit fees incurred of $7,000, an increase in consulting fees of approximately $12,000 resulting from our business expansion, and an increase in marketing expenses of approximately $13,000, offset by a decrease in other miscellaneous items of approximately $6,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three months ended June 30, 2015 and 2014, other selling, general and administrative expenses which was primarily consisted of bank service charge, travel and entertainment, insurance, office supplies, amounted to $15,278 and $14,489, respectively, an increase of $789, or 5.4%.

Loss from operations

For the three months ended June 30, 2015 and 2014, loss from operations amounted to $159,848 and $122,985, respectively, an increase of $36,863, or 30.0%.

Other income (expense)

Other income (expense) includes interest expense, initial derivative expense, gain from change in fair value of derivative liabilities and loss on settlement of loans. For the three months ended June 30, 2015, total other income amounted to $93,541 as compared to total other expense $5,510 for the three months ended June 30, 2014, an increase of $99,051. The increase in other income (expense) for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was mainly attributable to:

●	An increase in interest expense of $46,504, due to the increase in interest from our convertible notes payable; and

●	An increase in initial derivative expense of $119,455 related to the embedded conversion option contained in our convertible notes payable and warrant liabilities and an increase in gain from change in fair value of derivative liabilities of $259,500 for which we did not have any corresponding expense during the three months ended June 30, 2014.

Net loss

As a result of the factors described above, our net loss for the three months ended June 30, 2015 and 2014 was $66,307 and $128,495, respectively, or a net loss per common share of $0.0018 and $0.0038 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2015 and March 31, 2015, we had cash balances of approximately $1,900 and $4,400, respectively.

Our working capital deficit decreased approximately $35,000 to working capital deficit of approximately $1,142,000 at June 30, 2015 from working capital deficit of approximately $1,177,000 at March 31, 2015. The decrease in working capital deficit was primarily attributable to an increase in prepaid expenses of approximately $22,000, a decrease in accrued officer salary and director fees of approximately $4,000 and a decrease in derivative liabilities of approximately $25,000, offset by a decrease in cash of approximately $2,000 and an increase in accounts payable and accrued liabilities of approximately $15,000.

On May 19, 2015, June 1, 2015 and June 23, 2015, five investors and we entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $115,000. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the issue date, which are May 19, 2018, June 1, 2018 and June 23, 2018. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

Cash Flow

Net cash flow used in operating activities was approximately $117,000 for the three months ended June 30, 2015 as compared to net cash flow used in operating activities of approximately $78,000 for the three months ended June 30, 2014, an increase of approximately $39,000.

●	Net cash flow used in operating activities for the three months ended June 30, 2015 primarily reflected a net loss of approximately $66,000 and the non-cash item of gain from change in fair value of derivative liabilities of approximately $260,000, and the changes in operating assets and liabilities primarily consisting of a decrease in accrued officer salary and director fees of approximately $4,000, offset by a decrease in prepaid expenses of approximately $2,000, an increase in accounts payable and accrued liabilities of approximately $42,000 and the add-back of non-cash items, such as stock-based compensation expenses of approximately $14,000, amortization of debt discount of approximately $35,000, and an initial fair value of derivative liabilities of approximately $119,000.

●	Net cash flow used in operating activities for the three months ended June 30, 2014 primarily reflected a net loss of approximately $128,000, and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of approximately $3,000 and a decrease in due to shareholders of approximately $5,000, offset by the add-back of non-cash items, such as stock-based compensation expenses of approximately $48,000 and loss on settlement of loans approximately $6,000, and the changes in operating assets and liabilities primarily consisting of an increase in accounts payable and accrued liabilities of approximately $2,000 and an increase in accrued officer salary and director fees of approximately $3,000.

We did not incur any investing activity during the three months ended June 30, 2015 and 2014.

Net cash flow provided by financing activities was approximately $115,000 for the three months ended June 30, 2015 as compared to approximately $71,000 for the three months ended June 30, 2014. During the three months ended June 30, 2015, we received proceeds from convertible notes of $115,000. During the three months ended June 30, 2014, we received proceeds from sale of common stock of approximately $71,000.

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

We currently have no material commitments for capital expenditures. We will need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be insufficient to satisfy our cash requirements under our present operating expectations. Other than working capital and funds received pursuant to the Securities Purchase Agreement, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations and grow our company. We will need to raise significant additional capital to fund our operations and to provide working capital for our ongoing operations and obligations. We do not anticipate we will be profitable in the rest of fiscal 2016. Therefore our future operation is dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will be required to cease our operations.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable (principal)	$515,000	$-	$515,000	$-	$-
Accrued interest for convertible notes	29,075	29,075	-	-	-
Total	$544,075	$29,075	$515,000	$-	$-

Off-balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company's internal control over financial reporting in the Company's first fiscal quarter of the fiscal year ended March 31, 2016 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Fiscal 2015 Convertible Notes

On July 9, 2015, $27,510 principal amount of the Fiscal 2015 Convertible Notes for the original principal amount of $150,000 and $10,792 accrued interest was converted into 1,915,084 shares of our common stock.

On July 22, 2015, $36,000 principal amount of the Fiscal 2015 Convertible Notes for the original principal amount of $95,000 was converted into 1,800,000 shares of our common stock.

On July 27, 2015, $25,000 principal amount of the Fiscal 2015 Convertible Notes for the original principal amount of $25,000 was converted into 1,250,000 shares of our common stock.

Fiscal 2016 Convertible Notes

On May 19, 2015, we entered into a convertible promissory note agreement (“Note Agreement”) with an accredited investor for $50,000.

On May 19, 2015, we entered into a Note Agreement with an accredited investor for $25,000.

On May 19, 2015, we entered into a Note Agreement with an accredited investor for $10,000.

On May 19, 2015, we entered into a Note Agreement with an accredited investor for $20,000.

On June 1, 2015, we entered into a Note Agreement with an accredited investor for $10,000.

The Note Agreements (the “Fiscal 2016 Convertible Notes”) have an aggregate principal amount of $115,000 and are due and payable on the third anniversary of the date of each Note Agreement. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the Fiscal 2016 Convertible Notes is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. In connection with the issuance of these Fiscal 2016 Convertible Notes, we issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.07 per share. The above investors received 20 Warrants for each dollar invested in the Fiscal 2016 Convertible Notes. The exercise price of the Warrant shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

Common stock issued for service

On April 27, 2015, we issued 100,000 restricted shares of common stock to an attorney for services rendered.

On May 1, 2015, we issued 180,000 restricted shares of common stock to an attorney for services to be rendered.

On May 1, 2015, we issued 175,000 restricted shares of common stock to a law firm for services to be rendered.

On June 1, 2015, we issued 726,989 restricted shares of common stock to a company controlled by our chief financial officer for services rendered and to settle accrued liabilities of $26,667 pursuant to the related service agreement.

On June 1, 2015, we issued 250,000 shares of common stock to a consultant for marketing services to be rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyXChange, Inc.

Dated: August 5, 2015	By:	/s/ William Bollander
William Bollander
Chief Executive Officer

Dated: August 5, 2015	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer

