Form 10-Q
period 2015-09-30
LegacyXChange, Inc.
filed 2015-11-16
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-148925

LEGACYXCHANGE, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-8628868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road

Boca Raton, FL 33431

(Address of principal executive offices)

(800) 630-4190

(Registrant’s telephone number, including area code)

True 2 Beauty, Inc.

(Former name, former address and former fiscal, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 44,880,056 shares of common stock are issued and outstanding as of November 16, 2015.

LEGACYXCHANGE, INC.

FORM 10-Q

September 30, 2015

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$562	$4,362
Prepaid expenses	39,302	28,801
Inventories	570	-

Total Current Assets	40,434	33,163

TOTAL ASSETS	$40,434	$33,163

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$132,284	$113,747
Accrued officer salary and director fees	4,250	8,050
Loan payable	25,000	-
Derivative liabilities	981,639	1,088,085

Total Current Liabilities	1,143,173	1,209,882

Convertible notes payable, net of discount	117,862	70,087

TOTAL LIABILITIES	1,261,035	1,279,969

COMMITMENTS (Note 10)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at September 30, 2015 and March 31, 2015)	-	-
Common stock, ($0.001 par value; 190,000,000 shares authorized; 44,630,056 and 36,951,165 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively)	44,630	36,951
Additional paid-in capital	8,734,413	8,332,206
Accumulated deficit	(9,999,644)	(9,615,963)

TOTAL STOCKHOLDERS' DEFICIT	(1,220,601)	(1,246,806)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,434	$33,163

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014

REVENUE, NET	$-	$(365)	$-	$358

COST OF REVENUE	-	229	-	1,536

GROSS LOSS	-	(594)	-	(1,178)

OPERATING EXPENSES
Compensation and related taxes	33,795	52,859	67,766	86,562
Professional fees	105,490	20,055	216,089	94,264
Other selling, general and administrative	10,293	8,222	25,571	22,711

TOTAL OPERATING EXPENSES	149,578	81,136	309,426	203,537

LOSS FROM OPERATIONS	(149,578)	(81,730)	(309,426)	(204,715)

OTHER INCOME (EXPENSE)
Interest expense	(117,120)	-	(163,624)	-
Initial derivative expense	(47,382)	-	(166,837)	-
(Loss) gain from change in fair value of derivative liabilities	(3,294)	-	256,206	-
Loss on settlement of loans	-	-	-	(5,510)

TOTAL OTHER INCOME (EXPENSE), NET	(167,796)	-	(74,255)	(5,510)

NET LOSS	$(317,374)	$(81,730)	$(383,681)	$(210,225)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.0073)	$(0.0022)	$(0.0095)	$(0.0059)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	43,273,433	36,906,346	40,443,588	35,340,520

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended September 30, 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Stock issued for services	-	-	1,730,000	1,730	80,260	-	81,990

Stock issued for accounts payable - related party	-	-	908,807	909	35,758	-	36,667

Stock issued for notes conversion	-	-	4,425,500	4,425	84,085	-	88,510

Stock issued for accrued interest	-	-	539,584	540	10,252	-	10,792

Stock issued for loan fees	-	-	75,000	75	3,525	-	3,600

Reclassification of derivative liabilities upon notes conversion	-	-	-	-	188,327	-	188,327

Net loss	-	-	-	-	-	(383,681)	(383,681)

Balance at September 30, 2015 (Unaudited)	-	$-	44,630,056	$44,630	$8,734,413	$(9,999,644)	$(1,220,601)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383,681)	$(210,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	64,235	68,508
Stock issued for loan fees	3,600	-
Loss on settlement of loans	-	5,510
Amortization of debt discount	136,285	-
Initial fair value of derivative liabilities	166,837	-
Gain from change in fair value of derivative liabilities	(256,206)	-
Changes in operating assets and liabilities:
Prepaid expenses	7,254	3,095
Security deposit	-	636
Inventories	(570)	-
Accounts payable and accrued liabilities	65,996	3,726
Deferred revenue	-	(327)
Accrued officer salary and director fees	(3,800)	14,300
Due to shareholders	-	(3,271)
Due to officer	-	(198)

Net cash used in operating activities	(200,050)	(118,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from convertible notes advances	-	55,000
Proceeds received from loan payable	25,000	-
Proceeds received from convertible notes	171,250	-
Proceeds received from sale of stock	-	71,895

Net cash provided by financing activities	196,250	126,895

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,800)	8,649

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,362	9,345

CASH AND CASH EQUIVALENTS - END OF PERIOD	$562	$17,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$37,490	$33,060
Stock issued for accrued liabilities	$36,667	$-
Stock issued for loans' principal	$-	$20,000
Stock issued for convertible notes' principal	$88,510	$-
Stock issued for accrued interest	$10,792	$2,000
Stock issued for common stock subscription advances	$-	$113,525
Initial debt discount recorded on convertible notes	$171,250	$-
Derivative liabilities reclassified to additional paid-in capital upon notes conversion	$188,327	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

LegacyXChange, Inc. (formerly True 2 Beauty, Inc.) (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc. to better reflect its new business focus.

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”), which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXChange, Inc. (“LegacyXChange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXChange plans to operate an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action packed environment of a live auction.

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, the Company dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.) to allow for the change in name of its parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

The Company plans on launching its website, LegacyXChange.com, for the trading of collectibles and memorabilia across numerous product categories. Following secure chain of custody protocols that guarantee authenticity from origination, and utilizing unique proprietary DNA “Marks” that cannot be counterfeited, the Company’s anticipated inventory of collectibles will be permanently marked with DNA, which can only be verified through DNA analysis. The Company’s goal is to provide the ongoing ability to guarantee authenticity of items with 100% surety. The Company will track ownership for all Original items, and only the Company can verify authenticity. The Company will work with athletes and celebrities as they create high valued new collectibles, items that will differentiate from those already in the marketplace. The site will also allow non-“Marked” third party collectible items to be listed and sold. However, any third party items, which claim to have authentic signatures, will have to provide documentation of authenticity from a Company-approved expert authentication company. The site will offer sellers multiple opportunities to advertise and promote the sale of items.

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended March 31, 2015 and 2014 included in the Company’s Form 10-K.

Going concern

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $383,681 and $210,225 for the six months ended September 30, 2015 and 2014, respectively, and net cash used in operations of $200,050 and $118,246 for the six months ended September 30, 2015 and 2014, respectively, and an accumulated deficit, a stockholders’ deficit and a working capital deficit of $9,999,644, $1,220,601 and $1,102,739, respectively, at September 30, 2015, did not generate any revenue for the six months ended September 30, 2015 and had a gross loss for the six months ended September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. There is no assurance these plans will be realized.

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended September 30, 2015 and 2014 include the valuation of deferred tax assets, valuation of derivative liabilities and the valuation of stock-based compensation and fees.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES (continued)

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

The carrying amounts reported in the unaudited consolidated balance sheets for cash, inventories, accounts payable and accrued liabilities, accrued officer salary and director fees, and loan payable, approximate their fair market value based on the short-term maturity of these instruments.

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

The following table reflects changes for the six months ended September 30, 2015 for all financial assets and liabilities categorized as Level 3:

	Derivative Liabilities	Fixed Monetary Obligation
Balance as of March 31, 2015	$1,088,085	$6,667
Increase in fair value of fixed monetary obligation	-	12,000
Initial fair value of derivative liabilities attributable to conversion feature and warrants	338,087	-
Reclassification of derivative liabilities upon notes conversion	(188,327)	-
Decrease in fair value of fixed monetary obligation	-	(18,667)
Gain from change in the fair value of derivative liabilities	(256,206)	-
Balance as of September 30, 2015	$981,639	$-

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at September 30, 2015 and March 31, 2015.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES (continued)

Inventories and cost of revenue

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. Any inventory adjustments are based upon management’s review of inventories on hand compared to estimated future usage and sales. Inventories of finished goods totaled $570 and $0 at September 30, 2015 and March 31, 2015, respectively.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company’s specific revenue recognition policies are as follows:

●	Product sales from the sale of beauty products by the parent entity (which ceased in May 2013) and sales of products through the subsidiary’s auction site are recognized when the product is shipped to the customer and title is transferred.

●	To participate in the Company’s auction program, consumers are required to purchase bid packages directly from the Company. Proceeds from the sales of bid packages are recorded as deferred revenue until recognizable as discussed below. In connection with the sale of bid packages, the Company utilized the User-based Revenue Model (“UBRM”). The UBRM is based on the presumption that the period of delivery for the bid package is the estimated average user life, which was estimated by the Company to be 60 days. Consequently, revenue from the sale of bid packages is recognized ratably over the estimated user life of 60 days.

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

Pursuant to ASC 505-50, for share-based payments to consultants and other third parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of September 30, 2015 and March 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES (continued)

Shipping costs

Shipping costs are included in other selling, general and administrative expense and totaled $2 and $20 for the three months ended September 30, 2015 and 2014, respectively. Shipping costs totaled $2 and $115 for the six months ended September 30, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the three and six months ended September 30, 2015 and 2014.

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development expense during the three and six months ended September 30, 2015 and 2014.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). For the three and six months ended September 30, 2015 and 2014, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact. The Company’s aggregate common stock equivalents at September 30, 2015 and 2014 included the following:

	September 30, 2015	September 30, 2014
Stock warrants	4,473,315	1,048,315
Total	4,473,315	1,048,315

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 3 – PREPAID EXPENSES

At September 30, 2015 and March 31, 2015, prepaid expenses consisted of the following:

	September 30, 2015	March 31, 2015
Prepaid professional service fees	$38,952	$28,801
Prepaid other expense	350	-
	$39,302	$28,801

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2015 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	September 30, 2015	March 31, 2015
Accrued interest	$30,640	$17,693
Accrued professional fees	65,688	67,364
Accrued payroll taxes	33,456	28,690
Other	2,500	-
	$132,284	$113,747

NOTE 5 – ACCRUED OFFICER SALARY AND DIRECTOR FEES

In connection with the employment of a board of director member, the Company has agreed to compensate him as follows: an initial payment of $1,500 and quarterly payments of $1,500 during the term, which he serves as a director of the Company. At September 30, 2015 and March 31, 2015, the amount due to this director was $3,250 and $4,750, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At September 30, 2015 and March 31, 2015, the accrued and unpaid CEO’s salary was $1,000 and $3,300, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At September 30, 2015 and March 31, 2015, accrued officer salary and director fees consisted of the following:

	September 30, 2015	March 31, 2015
Accrued director's salary	$3,250	$4,750
Accrued officer’s salary	1,000	3,300
	$4,250	$8,050

NOTE 6 – LOAN PAYABLE

On July 7, 2015, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $25,000. The term of the loan is for a period of 60 days from the execution of the agreement with a twenty-day grace period. The annual interest rate for the loan is 10%. The Company paid the lender additional consideration of 75,000 shares of common stock valued at $3,600 and recorded as interest expense. At September 30, 2015, the outstanding principal balance of the loan was $25,000 and $589 of accrued interest.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective November 1, 2014, the Company entered into a service agreement with CFO Oncall Inc., a company majority owned by the Company’s Chief Financial Officer. In accordance with the service agreement, the service fee is $5,000 per month, which is payable as $3,000 in cash payable in advance on the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock. On June 1, 2015, the Company issued 726,989 restricted shares of common stock to CFO Oncall, Inc. pursuant to the service agreement. On August 5, 2015, the Company issued 181,818 restricted shares of common stock to CFO Oncall, Inc. for compensation and to settle accrued liabilities of $10,000 pursuant to the service agreement (See Note 9). The shares were valued at $10,000 based on 60% of the closing bid price of the Company’s common stock on the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement. At September 30, 2015, amounts due to CFO Oncall amounted to $15,000 and are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Fiscal 2015 Convertible Notes

In October and November 2014, the Company and 7 investors, subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $400,000. The Convertible Notes are due and payable on the third anniversary of the date of issuance through October 2017. The Investors are entitled, at their option, at any time after the issuance of these Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.02. In the event a registration statement is not filed by either the Company within 60 days following the completion of this Offering, or the full amount of Conversion Shares are not included in the first registration statement filed by either entity, or if such registration statement including the Conversion Shares is not declared effective within 180 days following the completion of the Offering, the Convertible Notes shall then be convertible at the option of the Holder into shares of the common stock, par value $.001 per share, of the Company at a conversion price equal to the lesser of $0.02 per share or a 25% discount to the average closing bid price of the Parent Company’s stock for the five days immediately prior to the day upon which the Company receives a written conversion notice from the Holder for any portion of the Notes. The Penalty Conversion shall remain in effect until such time as the Company’s registration statement, including the Conversion Shares is declared effective by the SEC. In connection with the issuance of these Convertible Notes above, the Company determined that the terms of the Convertible Notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

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

In July 2015, the principal amount of $88,510 of this Fiscal 2015 Convertible Notes was converted into 4,425,500 shares of the Company’s common stock at the conversion price of $0.02 per share. At September 30, 2015, the principal amount due under this Fiscal 2015 Convertible Notes was $311,490.

During the six months ended September 30, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	2.04 to 2.29 years
Volatility	121.91% to 195.81%
Risk-free interest rate	0.92% to 1.08%

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2015 Convertible Notes (continued)

At September 30, 2015, June 30, 2015, March 31, 2015 and on the conversion dates of this Fiscal 2015 Convertible Notes, the Company valued the embedded conversion option derivative liabilities resulting in a gain from change in fair value of derivative liabilities of $53,476 and $279,471, respectively, for the three and six months ended September 30, 2015. For the three and six months ended September 30, 2015, the embedded conversion option derivative liabilities of $188,327 were reclassified to additional paid-in capital upon the related notes conversion.

For the three and six months ended September 30, 2015, amortization of debt discounts related to these convertible notes amounted to $90,799 and $122,726, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

At September 30, 2015 and March 31, 2015, fiscal 2015 convertible promissory notes consisted of the following:

	September 30, 2015	March 31, 2015
Principal amount	$311,490	$400,000
Less: unamortized debt discount	(207,187)	(329,913)
Convertible notes payable, net	$104,303	$70,087

Fiscal 2016 Convertible Notes

Fiscal 2016 Convertible Notes with principal amount of $115,000

On May 19, 2015 and June 1, 2015 and June 23, 2015, the Company and 5 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $115,000. These convertible notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018 and June 23, 2018. The Investors are entitled, at their option, at any time after the issuance of these convertible notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the convertible notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. On August 31, 2015, the conversion price of $0.05 per share was amended to $0.035 per share since the Company issued additional convertible notes with conversion price of $0.035 (see Fiscal 2016 Convertible Notes with principal amount of $56,250).

In connection with the issuance of these convertible notes, the Company issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.07 per share. These investors received 20 Warrants for each dollar invested in the convertible notes. The exercise price of the Warrant shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price. On August 31, 2015, the exercise price of the Warrant of $0.07 per share was amended to $0.035 per share since the Company issued additional five-year common stock purchase warrants with exercise price of $0.035 (see Fiscal 2016 Convertible Notes with principal amount of $56,250).

In connection with the issuance of these convertible notes, the Company determined that the terms of the convertible notes and the 2,300,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivatives and warrants derivatives of $234,455 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes $115,000 with the remainder $119,455 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2016 Convertible Notes (continued)

Fiscal 2016 Convertible Notes with principal amount of $56,250

On August 31, 2015 and September 8, 2015 and September 25, 2015, the Company and 4 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $56,250. These convertible notes are due and payable on the third anniversary of the date of August 31, 2018 and September 8, 2018 and September 25, 2018. The Investors are entitled, at their option, at any time after the issuance of these convertible notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the convertible notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

In connection with the issuance of these convertible notes, the Company issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.035 per share. These investors received 20 Warrants for each dollar invested in the convertible notes. The exercise price of the Warrants shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

In connection with the issuance of these convertible notes, the Company determined that the terms of the convertible notes and the 1,125,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivatives and warrants derivatives of $103,632 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes $56,250 with the remainder $47,382 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

During the six months ended September 30, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	2.63 to 5.00 years
Volatility	162.15% to 290.63%
Risk-free interest rate	0.92% to 1.71%

At September 30, 2015, June 30, 2015 and on the initial measurements of the derivative liabilities, the Company valued the embedded conversion option derivative liabilities and the warrants derivative liabilities resulting in a loss from change in fair value of derivative liabilities of $56,770 and $23,265, respectively, for the three and six months ended September 30, 2015. For the three and six months ended September 30, 2015, amortization of debt discounts related to these convertible notes amounted to $10,364 and $13,559, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

At September 30, 2015 and March 31, 2015, fiscal 2016 convertible promissory notes consisted of the following:

	September 30, 2015	March 31, 2015
Principal amount	$171,250	$-
Less: unamortized debt discount	(157,691)	-
Convertible notes payable, net	$13,559	$-

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2016 Convertible Notes (continued)

At September 30, 2015 and March 31, 2015, the total convertible promissory notes mentioned above consisted of the following:

	September 30, 2015	March 31, 2015
Principal amount	$482,740	$400,000
Less: unamortized debt discount	(364,878)	(329,913)
Convertible notes payable, net	$117,862	$70,087

note 9 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2015 and March 31, 2015, no shares were issued and outstanding.

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock. As of September 30, 2015 and March 31, 2015, 44,630,056 and 36,951,165 shares of common stock were issued and outstanding, respectively.

Common stock issued for services

On April 27, 2015, the Company issued 100,000 restricted shares of common stock to an attorney for services rendered. The shares were valued at the fair market value of $0.06 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $6,000 for the six months ended September 30, 2015.

On May 1, 2015, the Company issued 180,000 restricted shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $4,118 for the six months ended September 30, 2015 and had a remaining prepaid expense of $5,764 at September 30, 2015, which will be amortized over the remaining service period.

On May 1, 2015, the Company issued 175,000 vested shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $4,000 for the six months ended September 30, 2015 and had a remaining prepaid expense of $5,608 at September 30, 2015, which will be amortized over the remaining service period.

On June 1, 2015, the Company issued 726,989 restricted shares of common stock to a company controlled by the Company’s Chief Financial Officer for compensation and to settle accrued liabilities of $26,667 pursuant to the related service agreement (See Note 7). The shares were valued at $26,667 based on 60% of the closing bid price of the Company’s common stock on the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement.

On June 1, 2015, the Company issued 250,000 vested shares of common stock to a consultant for marketing services to be rendered. The shares were valued at the fair market value of $0.054 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based marketing service fees of $4,500 for the six months ended September 30, 2015 and had a remaining prepaid expense of $9,000 at September 30, 2015, which will be amortized over the remaining service period.

On July 1, 2015, the Company issued 100,000 vested shares of common stock to a consultant for web design services to be rendered. The shares were valued at the fair market value of $0.06 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based consulting fees of $1,500 for the six months ended September 30, 2015 and had a remaining prepaid expense of $4,500 at September 30, 2015, which will be amortized over the remaining service period.

On August 5, 2015, the Company issued 181,818 restricted shares of common stock to a company controlled by the Company’s Chief Financial Officer for compensation and to settle accrued liabilities of $10,000 pursuant to the related service agreement (See Note 7). The shares were valued at $10,000 based on 60% of the closing bid price of the Company’s common stock on the last trading day of the previous quarter as defined in the service agreement. No gain or loss was recognized on this settlement.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

note 9 – STOCKHOLDERS’ DEFICIT (continued)

Common stock issued for services (continued)

On August 5, 2015, the Company issued 125,000 vested shares of common stock to two accounting consultants for services rendered and 800,000 vested shares of common stock to two IT professionals for services rendered. The shares were valued at the fair market value of $0.04 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based accounting fees of $5,000 and stock-based consulting fees of $32,000, respectively, for the six months ended September 30, 2015.

Common stock issued for notes conversion and accrued interest

On July 9, 2015, $27,510 principal amount of the Company’s Fiscal 2015 Convertible Notes and $10,792 accrued interest were converted at $0.02 per share into 1,915,084 shares of the Company’s common stock.

On July 22, 2015, $36,000 principal amount of the Company’s Fiscal 2015 Convertible Notes was converted at $0.02 per share into 1,800,000 shares of the Company’s common stock.

On July 27, 2015, $25,000 principal amount of the Company’s Fiscal 2015 Convertible Notes was converted at $0.02 per share into 1,250,000 shares of the Company’s common stock.

Common stock issued for loan fees

On July 7, 2015, the Company issued 75,000 vested shares of common stock as additional consideration for a bridge loan. The shares were valued at the fair market value of $0.048 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded interest expense of $3,600 for the six months ended September 30, 2015.

Reclassification of derivative liabilities upon notes conversion

During the three months ended September 30, 2015, the Company reclassified $188,327 derivative liabilities to additional paid-in capital upon the conversion of Fiscal 2015 Convertible Notes with principal amount of $88,510.

Warrants

The Company issued warrants with the sale of common stock during the six months ended September 30, 2015. These warrants have an exercise price of $0.035 per share and expire in 5 years from issuance dates. Warrant activities for the six months ended September 30, 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	1,048,315	$0.400
Issued	3,425,000	0.035
Exercised/forfeited/expired	-	-
Balance at September 30, 2015	4,473,315	$0.121
Warrant exercisable at September 30, 2015	4,473,315	$0.121

The intrinsic value of the warrants was $34,250 at September 30, 2015.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

note 9 – STOCKHOLDERS’ DEFICIT (continued)

Warrants (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at September 30, 2015:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2015	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
$0.400	356,250	2.0	$0.400	356,250	$0.400
0.400	25,000	2.1	0.400	25,000	0.400
0.400	25,500	2.2	0.400	25,500	0.400
0.400	161,543	2.3	0.400	161,543	0.400
0.400	103,438	2.4	0.400	103,438	0.400
0.400	46,877	2.5	0.400	46,877	0.400
0.400	15,001	2.6	0.400	15,001	0.400
0.400	106,912	3.6	0.400	106,912	0.400
0.400	205,919	3.7	0.400	205,919	0.400
0.400	1,875	3.8	0.400	1,875	0.400
0.035	2,000,000	4.6	0.035	2,000,000	0.035
0.035	300,000	4.7	0.035	300,000	0.035
0.035	1,085,000	4.9	0.035	1,085,000	0.035
0.035	40,000	5.0	0.035	40,000	0.035
$0.035 – 0.400	4,473,315	2.0 – 5.0	$0.121	4,473,315	$0.121

NOTE 10 – CONCENTRATIONS AND COMMITMENTS

Concentrations

Customers

No customer accounted for 10% or more of the Company’s revenue during the three and six months ended September 30, 2015 and 2014.

Suppliers

No supplier accounted for 10% or more of the Company’s inventory purchases during the three and six months ended September 30, 2015 and 2014.

Commitments

Service contracts

In September 2014, the Company signed an eight-month agreement with Applied DNA to work together, in good faith, on a business partnership focused on using Applied DNA Sciences’ unique SigNature© DNA taggant platform, digitalDNA © software platform and other products as required for DNA marking, tracking and authentication of sports collectibles and sports memorabilia uniquely and authentically identified to an athlete (“Goods”) and offered either within a True2Bid online auction exchange environment or through other means of sale. The agreement requires a cash payment of $35,000, of which $10,000 has been paid and the balance of $25,000 was scheduled to be paid in two payments of $12,500 each on February 1, 2015 and June 1, 2015. However, there has been no development pursuant to the three phases as defined in the agreement; accordingly, the Company believes no obligation exists and does not intend to pay these installments until the milestones are reached. This agreement expired in May 2015. In October 2015, the Company received a $10,000 refund from Applied DNA.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 10 – CONCENTRATIONS AND COMMITMENTS (continued)

Commitments (continued)

Service contracts (continued)

On October 29, 2014, the Company entered into a service agreement with CFO Oncall, effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock at a 40% discount to quoted market prices. The $2,000 portion is accounted for as stock settled debt in accordance with ASC 480 resulting in a premium on each $2,000 payment amount of $1,333. The increase in premium in the six months ended September 30, 2015 was $12,000 and the decrease in premium in the six months ended September 30, 2015 was $18,667. The accumulated premium at September 30, 2015 and March 31, 2015 was $0 and $6,667, respectively, which were included in accounts payable and accrued liabilities.

On May 1, 2015, the Company entered into a one-year legal service agreement with an attorney who has agreed to provide corporate and securities related legal services to the Company. The agreement expires on April 30, 2016. In accordance to this legal service agreement, the Company pays (a) a flat cash fee of $1,000 per month; and (b) an annual stock fee of 175,000 restricted shares of the Company’s common stock. The Company issued the 175,000 restricted shares of common stock in June 2015 (See Note 9 – Common stock issued for service). The accrued service fees related to the service agreement at September 30, 2015 was $2,500, which was included in accounts payable and accrued liabilities.

On May 1, 2015, the Company entered into a one-year consulting agreement with an attorney who has agreed to provide consulting services to the Company. The agreement expires on April 30, 2016. In accordance to this consulting agreement, the Company pays this consultant (a) $6,000 in equal monthly installments; and (b) 180,000 shares of the Company’s common stock. The Company issued the 180,000 shares of common stock in June 2015 (See Note 9 – Common stock issued for services). The accrued service fees related to the service agreement at September 30, 2015 was $2,000, which was included in accounts payable and accrued liabilities.

On June 1, 2015, the Company entered into a one-year consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement expires on May 31, 2016. In accordance to this consulting agreement, the Company pays the consultant (a) Per Tier 1 athlete/celebrity: (i) 2,500 restricted shares of the Company’s common stock; (ii) 4% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity; (b) For all other tiers, including collectible specialists, corporations: (i) 1,500 shares of the Company’s common stock; (ii) 3% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity or entity; (c) 250,000 shares of the Company’s common stock upon signing, plus $3,500 per month for the following services: (i) advisory services related to professional sports franchises; (ii) introduction to sports related industry leaders; (iii) assistance in athlete management; (iv) assistance in athlete promotions. For (a) and (b), the percentage of net sales and percentage of advertising revenue will be paid to the consultant as long as the athlete/celebrity/other remains a vendor for the Company, otherwise the consultant earns no commission or fees. The consultant will be paid any commission on the 10th of each month for revenue generated in the preceding month, and the first of every month for the $3,500 monthly payment. The Company issued the 250,000 restricted shares of common stock in June 2015 (See Note 9 – Common stock issued for service).

On September 1, 2015, the Company entered into a consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement can be terminated at any time by either party. In accordance to this consulting agreement, the Company pays the consultant (a) 75,000 shares of the Company’s common stock upon both parties signing this agreement; (b) 25,000 shares of the Company’s common stock per month, commencing at September 1, 2015 and continuing each month thereafter until this agreement has been terminated; (c) $2,000 per month, due and payable on the first of every month, commencing September 1, 2015; (d) 1,500 restricted shares of the Company’s common stock for each athlete, celebrity, or company that agrees to participate with the Company during the course of this agreement; (e) 1% of the revenue generated from the sales of original merchandise from athletes or celebrities consultant has participate with the Company during the course of this agreement. The consultant will be paid any commissions on the 10th of each month for revenue generated in the preceding month. The issuance of stock will occur every 90 days. As of September 30, 2015, the Company did not issue the related shares to the consultant. The accrued service fees related to the service agreement at September 30, 2015 was $5,890, which was included in accounts payable and accrued liabilities.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 11 – SUBSEQUENT EVENTS

Convertible note with principal amount of $40,000

On October 9, 2015, the Company and an investor (the “Investor”) entered into a convertible promissory note agreement, providing the issuance of a 10% convertible promissory note (the “Convertible Note”) with a principal amount of $40,000. The Convertible Note is due and payable on the third anniversary of the date of October 8, 2018. The Investor is entitled, at its option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the convertible note shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

In connection with the issuance of the convertible note, the Company issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.035 per share. The investor received 20 Warrants for each dollar invested in the convertible note. The exercise price of the Warrant shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

In connection with the issuance of the convertible note, the Company determined that the terms of the convertible note and the 800,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instrument and the warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivative and warrants derivative was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivative and warrants derivative of $75,486 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the note $40,000 with the remainder $35,486 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

Common stock issued for service

On October 26, 2015, the Company issued 250,000 restricted shares of common stock to a consultant for services rendered and to be rendered. The shares were valued at the fair market value of $0.0389 per share based on the closing bid price on the grant date. The Company reduced accounts payable of $3,890 and recorded a prepaid expense of $5,835, which will be amortized over the remaining service period.

LegacyXChange, Inc. is referred to herein as “we”, “our” or “us”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, we shifted our focus to the beauty industry and later amended our Articles of Incorporation and changed our name to True 2 Beauty, Inc., to better reflect our new business focus.

On July 10, 2012, we formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”), a Nevada incorporated entity. This subsidiary’s name was changed to LegacyXChange, Inc. (“LegacyXChange”) in December 2014. We continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXChange plans to operate an online e-commerce platform focus on delivering users a wide array of sports and entertainment related products that can be won in an action packed environment of a live auction.

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, we dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.) to allow for the change in name of our parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

We plan on launching our website, LegacyXChange.com, for the trading of collectibles and memorabilia across numerous product categories. Following secure chain of custody protocols that guarantee authenticity from origination, and utilizing unique proprietary DNA “Marks” that cannot be counterfeited, our anticipated inventory of collectibles will be permanently marked with DNA, which can only be verified through DNA analysis. Our goal is to provide the ongoing ability to guarantee authenticity of items with 100% surety. We will track ownership for all Original items, and only we can verify authenticity. We will work with athletes and celebrities as they create high valued new collectibles, items that will differentiate from those already in the marketplace. The site will also allow non-“Marked” third party collectible items to be listed and sold. However, any third party items, which claim to have authentic signatures, will have to provide documentation of authenticity from a Company-approved expert authentication company. The site will offer sellers multiple opportunities to advertise and promote the sale of items.

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

Convertible notes and related embedded derivatives

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and six months ended September 30, 2015 and 2014.

Revenue and gross loss

For the three and six months ended September 30, 2015, we did not generate any revenue. We generated negative revenue of $365 for the three months ended September 30, 2014 and we generated limited revenue of $358 for the six months ended September 30, 2014. We generated a gross loss of $594 and $1,178 for the three and six months ended September 30, 2014, respectively, which related primarily to the sale of remaining inventory of beauty products.

Operating expenses

For the three months ended September 30, 2015 and 2014, operating expenses amounted to $149,578 and $81,136, respectively, an increase of $68,442 or 84.4%. For the six months ended September 30, 2015 and 2014, operating expenses amounted to $309,426 and $203,537, respectively, an increase of $105,889 or 52.0%. Operating expenses consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Compensation and related taxes	$33,795	$52,859	$67,766	$86,562
Professional fees	105,490	20,055	216,089	94,264
Other selling, general and administrative	10,293	8,222	25,571	22,711
	$149,578	$81,136	$309,426	$203,537

●	For the three months ended September 30, 2015 and 2014, compensation and related taxes amounted to $33,795 and $52,859, respectively, a decrease of $19,064 or 36.1%. The decrease during the three months ended September 30, 2015 was attributable to the decrease in board member compensation of approximately $20,000, offset by the increase in payroll taxes of approximately $1,000. For the six months ended September 30, 2015 and 2014, compensation and related taxes amounted to $67,766 and $86,562, respectively, a decrease of $18,796 or 21.7%. The decrease during the six months ended September 30, 2015 was attributable to the decrease in board member compensation of approximately $20,000, offset by the increase in payroll taxes of approximately $1,000. We expect administrative salaries to remain at the current quarterly level.

●	For the three months ended September 30, 2015 and 2014, professional fees amounted to $105,490 and $20,055, respectively, an increase of $85,435 or 426.0%. The increase during the three months ended September 30, 2015 was mainly attributable to an increase in accounting fees of approximately $28,000 incurred for services performed by our Chief Financial Officer and auditors, and an increase in consulting fees of approximately $57,000 as a result of our business expansion. For the six months ended September 30, 2015 and 2014, professional fees amounted to $216,089 and $94,264, respectively, an increase of $121,825 or 129.2%. The increase during the six months ended September 30, 2015 was mainly attributable to an increase in accounting fees of approximately $46,000 incurred for services performed by our chief financial officer and auditors, an increase in consulting fees of approximately $69,000 resulting from our business expansion, and an increase in other miscellaneous items of approximately $7,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three months ended September 30, 2015 and 2014, other selling, general and administrative expenses, which consisted primarily of bank service charge, travel and entertainment, insurance, office supplies, amounting to $10,293 and $8,222, respectively, an increase of $2,071, or 25.2%. For the six months ended September 30, 2015 and 2014, other selling, general and administrative expenses amounted to $25,571 and $22,711, respectively, an increase of $2,860, or 12.6%.

Loss from operations

For the three months ended September 30, 2015 and 2014, loss from operations amounted to $149,578 and $81,730, respectively, an increase of $67,848, or 83.0%. For the six months ended September 30, 2015 and 2014, loss from operations amounted to $309,426 and $204,715, respectively, an increase of $104,711, or 51.1%.

Other income (expense)

Other income (expense) includes interest expense, initial derivative expense, gain/loss from change in fair value of derivative liabilities and loss on settlement of loans. For the three months ended September 30, 2015, total other expense amounted to $167,796 as compared to total other expense of $0 for the three months ended September 30, 2014, an increase of $167,796. The increase in other expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was mainly attributable to:

●	An increase in interest expense of $117,120, due to the increase in interest from our convertible notes payable and loan payable; and

●	An increase in initial derivative expense of $47,382 related to the embedded conversion option contained in our convertible notes payable and warrant liabilities and an increase in loss from change in fair value of derivative liabilities of $3,294 which did not have any corresponding expenses or losses during the three months ended September 30, 2014.

For the six months ended September 30, 2015, total other expense amounted to $74,255 as compared to total other expense $5,510 for the six months ended September 30, 2014, an increase of $68,745. The increase in other expense for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 was mainly attributable to:

●	An increase in interest expense of $163,624, due to the increase in interest from our convertible notes payable and loan payable;

●	An increase in initial derivative expense of $166,837 related to the embedded conversion option contained in our convertible notes payable and warrant liabilities and an increase in gain from change in fair value of derivative liabilities of $256,206 which did not have any corresponding expenses or gain during the six months ended September 30, 2014; and

●	A decrease in loss on settlement of loans of $5,510.

Net loss

As a result of the factors described above, our net loss for the three months ended September 30, 2015 and 2014 was $317,374 and $81,730, respectively, or a net loss per common share of $0.0073 and $0.0022 (basic and diluted), respectively. As a result of the factors described above, our net loss for the six months ended September 30, 2015 and 2014 was $383,681 and $210,225, respectively, or a net loss per common share of $0.0095 and $0.0059 (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2015 and March 31, 2015, we had cash balances of approximately $600 and $4,400, respectively.

Our working capital deficit decreased approximately $74,000 to working capital deficit of approximately $1,103,000 at September 30, 2015 from working capital deficit of approximately $1,177,000 at March 31, 2015. The decrease in working capital deficit was primarily attributable to an increase in prepaid expenses of approximately $11,000, a decrease in accrued officer salary and director fees of approximately $4,000, and a decrease in derivative liabilities of approximately $106,000, offset by a decrease in cash of approximately $4,000, an increase in accounts payable and accrued liabilities of approximately $19,000, and an increase in loan payable of approximately $25,000.

During the six months ended September 30, 2015, a few investors and we entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $171,250. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the issue dates. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

Cash Flow

Net cash flow used in operating activities was approximately $200,000 for the six months ended September 30, 2015 as compared to net cash flow used in operating activities of approximately $118,000 for the six months ended September 30, 2014, an increase of approximately $82,000.

●	Net cash flow used in operating activities for the six months ended September 30, 2015 primarily reflected a net loss of approximately $384,000 and the non-cash item of gain from change in fair value of derivative liabilities of approximately $256,000, and the changes in operating assets and liabilities primarily consisting of a decrease in accrued officer salary and director fees of approximately $4,000, offset by a decrease in prepaid expenses of approximately $7,000, an increase in accounts payable and accrued liabilities of approximately $66,000 and the add-back of non-cash items, such as stock-based compensation expenses of approximately $64,000, stock issued for loan fees of approximately $4,000, amortization of debt discount of approximately $136,000, and an initial fair value of derivative liabilities of approximately $167,000.

●	Net cash flow used in operating activities for the six months ended September 30, 2014 primarily reflected net loss of approximately $210,000, and the changes in operating assets and liabilities primarily consisting of a decrease in deferred revenue of approximately $300 and a decrease in due to shareholders of approximately $3,000, offset by a decrease in prepaid expenses of approximately $3,000, a decrease in security deposit of approximately $600, an increase in accounts payable and accrued expenses of approximately $4,000, an increase in accrued officer salary and director fees of approximately $14,000, and the add-back of non-cash items, such as stock-based compensation expenses of approximately $69,000 and loss on settlement of loans of approximately $6,000.

We did not incur any investing activity during the six months ended September 30, 2015 and 2014.

Net cash flow provided by financing activities was approximately $196,000 for the six months ended September 30, 2015 as compared to approximately $127,000 for the six months ended September 30, 2014. During the six months ended September 30, 2015, we received proceeds from loan payable of $25,000 and received proceeds from convertible notes of approximately $171,000. During the six months ended September 30, 2014, we received proceeds from convertible notes advances of approximately $55,000 and proceeds from sale of common stock of approximately $72,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable (principal)	$482,740	$-	$482,740	$-	$-
Loan payable (principal)	25,000	25,000	-	-	-
Accrued interest for convertible notes and loan	30,640	30,640	-	-	-
Total	$538,380	$55,640	$482,740	$-	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2015, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our second fiscal quarter of the fiscal year ended March 31, 2016 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Fiscal 2016 Convertible Notes

On August 31, 2015, we entered into a convertible promissory note agreement (“Note Agreement”) with an accredited investor for $22,000.

On September 8, 2015, we entered into a Note Agreement with an accredited investor for $30,000.

On September 8, 2015, we entered into a Note Agreement with an accredited investor for $2,250.

On September 25, 2015, we entered into a Note Agreement with an accredited investor for $2,000.

The Note Agreements (the “Fiscal 2016 Convertible Notes”) have an aggregate principal amount of $56,250 and are due and payable on the third anniversary of the date of each Note Agreement. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the Fiscal 2016 Convertible Notes is subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. In connection with the issuance of these Fiscal 2016 Convertible Notes, we issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.035 per share. The above investors received 20 Warrants for each dollar invested in the Fiscal 2016 Convertible Notes. The exercise price of the Warrants shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

Convertible Note with principal amount of $40,000

On October 9, 2015, we entered into a Note Agreement with an accredited investor for $40,000.

The Note Agreement has a principal amount of $40,000 and is due and payable on the third anniversary of the date of October 8, 2018. The investor is entitled, at its option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the convertible note is subject to adjustment for issuance of common stock at a purchase price of less than the then-effective conversion price. In connection with the issuance of the convertible note, we issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.035 per share. The investor received 20 Warrants for each dollar invested in the convertible note. The exercise price of the Warrants shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price.

Common stock issued for service

On July 1, 2015, we issued 100,000 restricted shares of common stock to a web design consultant for services rendered and to be rendered.

On August 5, 2015, we issued 181,818 restricted shares of common stock to a company controlled by our chief financial officer for services rendered and to settle accrued liabilities of $10,000 pursuant to the related service agreement.

On August 5, 2015, we issued 15,000 restricted shares of common stock to an accountant for accounting services rendered.

On August 5, 2015, we issued 110,000 restricted shares of common stock to an accountant for accounting services rendered.

On August 5, 2015, we issued 400,000 restricted shares of common stock to a consultant for IT services rendered.

On August 5, 2015, we issued 400,000 restricted shares of common stock to a consultant for computer programming services rendered.

On October 26, 2015, we issued 250,000 restricted shares of common stock to a consultant for services rendered and to be rendered.

Common stock issued for notes conversion and accrued interest

On July 9, 2015, $27,510 principal amount of our Fiscal 2015 Convertible Notes and $10,792 accrued interest was converted into 1,915,084 shares of our common stock.

On July 22, 2015, $36,000 principal amount of our Fiscal 2015 Convertible Notes was converted into 1,800,000 shares of our common stock.

On July 27, 2015, $25,000 principal amount of our Fiscal 2015 Convertible Notes was converted into 1,250,000 shares of our common stock.

Common stock issued for loan fees

On July 7, 2015, we issued 75,000 vested shares of common stock as additional consideration for a bridge loan with principal of $25,000. The shares were valued at the fair market value of $0.048 per share on the grant date which is the measurement date based on the closing bid price on the grant date. We recorded interest expense of $3,600 for the six months ended September 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACYXCHANGE, INC.

Date: November 16, 2015	By:	/s/ William Bollander
William Bollander, Chief Executive Officer

Date: November 16, 2015	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer