Form 10-Q
period 2015-12-31
LegacyXChange, Inc.
filed 2016-02-22
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-148925

LEGACYXCHANGE, INC.

(Exact name of Registrant as specified in its charter)

NEVADA	20-8628868
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,230,056 shares of common stock are issued and outstanding as of February 22, 2016.

LEGACYXCHANGE, INC.

FORM 10-Q

December 31, 2015

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2	$4,362
Prepaid expenses	28,829	28,801
Inventories	570	-

Total Current Assets	29,401	33,163

TOTAL ASSETS	$29,401	$33,163

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$173,040	$113,747
Accrued officer salary and director fees	22,150	8,050
Loan payable	25,000	-
Derivative liabilities	290,885	1,088,085

Total Current Liabilities	511,075	1,209,882

Convertible notes payable, net of discount	160,328	70,087

TOTAL LIABILITIES	671,403	1,279,969
COMMITMENTS (Note 10)
STOCKHOLDERS' DEFICIT:
Preferred stock ($0.001 par value; 10,000,000 shares authorized;
No shares issued or outstanding at December 31, 2015 and March 31, 2015)	-	-
Common stock, ($0.001 par value; 190,000,000 shares authorized;
49,130,056 and 36,951,165 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively)	49,130	36,951
Additional paid-in capital	8,782,138	8,332,206
Accumulated deficit	(9,473,270)	(9,615,963)

TOTAL STOCKHOLDERS' DEFICIT	(642,002)	(1,246,806)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29,401	$33,163

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014
REVENUE, NET	$-	$79	$-	$437

COST OF REVENCUE	-	690	-	2,226

GROSS LOSS	-	(611)	-	(1,789)
OPERATING EXPENSES
Compensation and related taxes	72,540	36,325	140,306	122,887
Professional fees	64,015	149,887	280,104	244,151
Other selling, general and administrative	11,459	34,227	37,030	56,938

TOTAL OPERATING EXPENSES	148,014	220,439	457,440	423,976

LOSS FROM OPERATIONS	(148,014)	(221,050)	(457,440)	(425,765)
OTHER INCOME (EXPENSE)
Interest expense	(56,366)	(28,978)	(219,990)	(28,978)
Initial derivative expense	(35,486)	(35,875)	(202,323)	(35,875)
Gain (loss) from change in fair value of derivative liabilities	766,240	(551,000)	1,022,446	(551,000)
Loss on settlement of loans	-	-	-	(5,510)

TOTAL OTHER INCOME (EXPENSE), NET	674,388	(615,853)	600,133	(621,363)

NET INCOME (LOSS)	$526,374	$(836,903)	$142,693	$(1,047,128)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.02)	$0.00	$(0.03)
Diluted	$0.01	$(0.02)	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	45,597,447	36,951,165	42,167,788	35,879,354
Diluted	67,095,860	36,951,165	63,895,607	35,879,354

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Nine Months Ended December 31, 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Stock issued for services	-	-	6,230,000	6,230	127,985	-	134,215

Stock issued for accounts payable - related party	-	-	908,807	909	35,758	-	36,667

Stock issued for note conversions	-	-	4,425,500	4,425	84,085	-	88,510

Stock issued for accrued interest	-	-	539,584	540	10,252	-	10,792

Stock issued for loan fees	-	-	75,000	75	3,525	-	3,600

Reclassification of derivative liabilities upon notes conversion	-	-	-	-	188,327	-	188,327

Net income	-	-	-	-	-	142,693	142,693

Balance at December 31, 2015 (Unaudited)	-	$-	49,130,056	$49,130	$8,782,138	$(9,473,270)	$(642,002)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2015	2014
CASH FLCCOWS FROM OPERATING ACTIVITIES
Net income (loss)	$142,693	$(1,047,128)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expenses	124,233	59,554
Stock issued for loan fees	3,600	-
Loss on settlement of loans	-	5,510
Amortization of debt discount	178,751	21,285
Initial fair value of derivative liabilities	202,323	35,875
(Gain) loss from change in fair value of derivative liabilities	(1,022,446)	551,000
Changes in operating assets and liabilities:
Prepaid expenses	9,954	17,496
Security deposit	-	636
Inventories	(570)	-
Accounts payable and accrued liabilities	106,752	43,446
Deferred revenue	-	(327)
Accrued officer salary and director fees	14,100	(11,200)
Due to shareholders	-	(8,218)
Due to officer	-	(338)

Net cash used in operating activities	(240,610)	(332,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from loan payable	25,000	-
Proceeds received from convertible notes	211,250	400,000
Proceeds received from sale of stock	-	71,895

Net cash provided by financing activities	236,250	471,895

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,360)	139,486

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4,362	9,345

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2	$148,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$45,825	$33,060
Stock issued for accrued liabilities	$36,667	$-
Stock issued for loans' principal	$-	$20,000
Stock issued for convertible notes' principal	$88,510	$-
Stock issued for accrued interest	$10,792	$2,000
Stock issued for common stock subscription advances	$-	$113,525
Initial debt discount recorded on convertible notes	$211,250	$-
Derivative liabilities reclassified to additional paid-in capital upon note conversions	$188,327	$-

 The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES

Principles of consolidation

The Company’s consolidated financial statements for the three and nine months ended December 31, 2014 include the financial statement of its wholly-owned subsidiary, True2Bid, Inc. With the dissolution of this subsidiary in July 2015, the financial statements for the three and nine months ended December 31, 2015 are no longer consolidated. All intercompany accounts and transactions have been eliminated in consolidation for the 2014 amounts.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a loss from operations of $457,440 and $425,765 for the nine months ended December 31, 2015 and 2014, respectively, and net cash used in operations of $240,610 and $332,409 for the nine months ended December 31, 2015 and 2014, respectively, and an accumulated deficit, a stockholders’ deficit and a working capital deficit of $9,473,270, $642,002 and $481,674, respectively, at December 31, 2015, did not generate any revenue for the nine months ended December 31, 2015 and had a gross loss for the nine months ended December 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. There is no assurance these plans will be realized.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES (continued)

Use of estimates

The preparation of the unaudited consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended December 31, 2015 and 2014 include the valuation of deferred tax assets, valuation of derivative liabilities and the valuation of stock-based compensation and fees.

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

The following table reflects changes for the nine months ended December 31, 2015 for all financial assets and liabilities categorized as Level 3:

	Derivative Liabilities	Fixed Monetary Obligation
Balance as of March 31, 2015	$1,088,085	$6,667
Increase in fair value of fixed monetary obligation	-	12,000
Initial fair value of derivative liabilities attributable to conversion feature and warrants	413,573	-
Reclassification of derivative liabilities upon notes conversion	(188,327)	-
Decrease in fair value of fixed monetary obligation	-	(14,667)
Gain from change in the fair value of derivative liabilities	(1,022,446)	-
Balance as of December 31, 2015	$290,885	$4,000

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at December 31, 2015 and March 31, 2015.

Inventories and cost of revenue

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. Any inventory adjustments are based upon management’s review of inventories on hand compared to estimated future usage and sales. Inventories of finished goods totaled $570 and $0 at December 31, 2015 and March 31, 2015, respectively.

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2015 and March 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying unaudited consolidated financial statements.  The Company recognizes and accrues for tax related interest and penalties when assessed. As of December 31 and March 31, 2015, the Company has not been assessed any interest or penalties.

Shipping costs

Shipping costs are included in other selling, general and administrative expense and totaled $0 and $27 for the three months ended December 31, 2015 and 2014, respectively. Shipping costs totaled $2 and $142 for the nine months ended December 31, 2015 and 2014, respectively.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the three and nine months ended December 31, 2015 and 2014.

Research and development

Expenditures for research and product development costs are expensed as incurred. The Company did not incur any research and development expense during the three and nine months ended December 31, 2015 and 2014.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) allocable to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations. For the three and nine months ended December 31, 2015, potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method)  and common shares issuable upon the conversion of convertible debt (using the if-converted method). For the three and nine months ended December 31, 2014, all potentially dilutive securities are excluded from the computation of diluted weighted average number of shares of common stock outstanding as they would have had an anti-dilutive impact.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 2 – BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICITES (continued)

Basic and diluted earnings per share (continued)

The following table presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income (loss) available to common stockholders for basic and diluted net income (loss) per share of common stock	$526,374	$(836,903)	$142,693	$(1,047,128)
Weighted average common stock outstanding - basic	45,597,447	36,951,165	42,167,788	35,879,354
Effect of dilutive securities:
Warrants	-	-	789,645	-
Convertible debentures	21,498,413	-	20,938,174	-
Weighted average common stock outstanding - diluted	67,095,860	36,951,165	63,895,607	35,879,354
Net income (loss) per common share - basic	$0.01	$(0.02)	$0.00	$(0.03)
Net income (loss) per common share - diluted	$0.01	$(0.02)	$0.00	$(0.03)

The Company’s aggregate common stock equivalents at December 31, 2015 and 2014 included the following:

	December 31, 2015	December 31, 2014
Stock warrants	5,273,315	1,048,315
Total	5,273,315	1,048,315

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

NOTE 3 – PREPAID EXPENSES

At December 31, 2015 and March 31, 2015, prepaid expenses consisted of the following:

	December 31, 2015	March 31, 2015
Prepaid professional service fees	$27,429	$28,801
Prepaid other expense	1,400	-
	$28,829	$28,801

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At December 31, 2015 and March 31, 2015, accounts payable and accrued liabilities consisted of the following:

	December 31, 2015	March 31, 2015
Accrued interest	$44,540	$17,693
Accrued professional fees (includes $4,000 fixed monetary obligation, see Note 2)	90,291	67,364
Accrued payroll taxes	34,496	28,690
Other	3,713	-
	$173,040	$113,747

NOTE 5 – ACCRUED OFFICER SALARY AND DIRECTOR FEES

In connection with the employment of a board of directors member, the Company has agreed to compensate him as follows: an initial payment of $1,500 and quarterly payments of $1,500 during the term which he serves as a director of the Company. At December 31, 2015 and March 31, 2015, the amount due to this director was $4,750 and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At December 31, 2015 and March 31, 2015, the accrued and unpaid CEO’s salary was $17,400 and $3,300, respectively, and was included in accrued officer salary and director fees in the accompanying consolidated balance sheets.

At December 31, 2015 and March 31, 2015, accrued officer salary and director fees consisted of the following:

	December 31, 2015	March 31, 2015
Accrued director's fees	$4,750	$4,750
Accrued officer’s salary	17,400	3,300
	$22,150	$8,050

NOTE 6 – LOAN PAYABLE

On July 7, 2015, the Company entered into a loan agreement, providing for the issuance of a loan in the principal amount of $25,000. The term of the loan is for a period of 60 days from the execution of the agreement with a twenty-day grace period. The annual interest rate for the loan is 10%. The Company paid the lender additional consideration of 75,000 shares of common stock valued at $3,600 and recorded as interest expense. The Company defaulted to repay the loan as of December 31, 2015. At December 31, 2015, the outstanding principal balance of the loan and related accrued and unpaid interest for the loan was $25,000 and $1,219, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective November 1, 2014, the Company entered into a service agreement with CFO Oncall Inc., a company majority owned by the Company’s Chief Financial Officer. In accordance with the service agreement, the service fee is $5,000 per month, which is payable as $3,000 in cash payable in advance on the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock. On June 1, 2015 and August 5, 2015, the Company issued 726,989 and 181,818 restricted shares of common stock to CFO Oncall, Inc. pursuant to the service agreement, respectively, (See Note 9). At December 31, 2015 and March 31, 2015, amounts due to CFO Oncall amounted to $28,000 and $22,667, respectively, which are included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Fiscal 2015 Convertible Notes

In October and November 2014, the Company and 7 investors (the “Investors”), subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price, entered into convertible promissory note agreements, providing the issuance of 10% convertible promissory notes (the “Convertible Notes”) with an aggregate principal amount of $400,000. The Convertible Notes are due and payable on the third anniversary of the date of issuance through October 2017. The Investors are entitled, at their option, at any time after the issuance of these Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.02. In the event a registration statement is not filed by either the Company within 60 days following the completion of this Offering, or the full amount of Conversion Shares are not included in the first registration statement filed by either entity, or if such registration statement including the Conversion Shares is not declared effective within 180 days following the completion of the Offering, the Convertible Notes shall then be convertible at the option of the Holder into shares of the common stock, par value $.001 per share, of the Company at a conversion price equal to the lesser of $0.02 per share or a 25% discount to the average closing bid price of the Parent Company’s stock for the five days immediately prior to the day upon which the Company receives a written conversion notice from the Holder for any portion of the Notes. The Penalty Conversion shall remain in effect until such time as the Company’s registration statement, including the Conversion Shares is declared effective by the SEC. In connection with the issuance of these Convertible Notes above, the Company determined that the terms of the Convertible Notes include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

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

In July 2015, the principal amount of $88,510 of this Fiscal 2015 Convertible Notes was converted into 4,425,500 shares of the Company’s common stock at the contractual conversion price of $0.02 per share. At December 31, 2015, the principal amount due under this Fiscal 2015 Convertible Notes was $311,490.

During the nine months ended December 31, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	1.79 to 2.29 years
Volatility	121.91% to 195.81%
Risk-free interest rate	0.92% to 1.31%

At each reporting date and on the conversion dates of this Fiscal 2015 Convertible Notes, the Company valued the embedded conversion option derivative liabilities resulting in a gain and a loss from change in fair value of derivative liabilities of $444,127 and $551,000 for the three months ended December 31, 2015 and 2014, respectively. The Company valued the embedded conversion option derivative liabilities resulting in a gain and a loss from change in fair value of derivative liabilities of $723,598 and $551,000 for the nine months ended December 31, 2015 and 2014, respectively. For the three and nine months ended December 31, 2015, the embedded conversion option derivative liabilities of $188,327 were reclassified to additional paid-in capital upon the related notes conversion.

For the three months ended December 31, 2015 and 2014, amortization of debt discounts related to these convertible notes amounted to $24,862 and $21,285, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. For the nine months ended December 31, 2015 and 2014, amortization of debt discounts related to these convertible notes amounted to $147,588 and $21,285, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2015 Convertible Notes (continued)

At December 31, 2015 and March 31, 2015, fiscal 2015 convertible promissory notes consisted of the following:

	December 31, 2015	March 31, 2015
Principal amount	$311,490	$400,000
Less: unamortized debt discount	(182,325)	(329,913)
Convertible notes payable, net	$129,165	$70,087

Fiscal 2016 Convertible Notes

Fiscal 2016 Convertible Notes with principal amount of $115,000

On May 19, 2015 and June 1, 2015 and June 23, 2015, the Company and 5 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $115,000. These convertible notes are due and payable on the third anniversary of the date of May 19, 2018 and June 1, 2018 and June 23, 2018. The Investors are entitled, at their option, at any time after the issuance of these convertible notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.05. The conversion price of the convertible notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. On August 31, 2015, the conversion price of $0.05 per share was amended to $0.035 per share since the Company issued additional convertible notes with conversion price of $0.035 (see Fiscal 2016 Convertible Notes with principal amount of $96,250).

In connection with the issuance of these convertible notes, the Company issued five-year common stock purchase warrants (“Warrants”) exercisable at $0.07 per share. These investors received 20 Warrants for each dollar invested in the convertible notes. The exercise price of the Warrant shall be subject to adjustment for issuance of common stock at a consideration per share of less than the then-effective exercise price. On August 31, 2015, the exercise price of the Warrant of $0.07 per share was amended to $0.035 per share since the Company issued additional five-year common stock purchase warrants with exercise price of $0.035 (see Fiscal 2016 Convertible Notes with principal amount of $96,250).

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

Fiscal 2016 Convertible Notes with principal amount of $96,250

On August 31, 2015 and September 8, 2015 and September 25, 2015 and October 9, 2015, the Company and 5 investors (the “Investors”) entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $96,250. These convertible notes are due and payable on the third anniversary of the date of August 31, 2018 and September 8, 2018 and September 25, 2018 and October 8, 2018. The Investors are entitled, at their option, at any time after the issuance of these convertible notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the convertible notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 8 – CONVERTIBLE NOTES PAYABLE (continued)

Fiscal 2016 Convertible Notes

Fiscal 2016 Convertible Notes with principal amount of $96,250 (continued)

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

In connection with the issuance of these convertible notes, the Company determined that the terms of the convertible notes and the 1,925,000 warrants include down-round provisions under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the warrants were accounted for as a derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrants derivatives was determined using the Binomial Option Pricing Model. On the initial measurement date, the fair value of the embedded conversion option derivatives and warrants derivatives of $179,118 was recorded as a derivative liability and was allocated as a debt discount up to the proceeds of the notes $96,250 with the remainder $82,868 charged to current period operations as initial derivative expense. Any gains and losses recorded from changes in the fair value of the liability for derivative contract will be recorded as a component of other income/(expense) in the consolidated statements of operations.

During the nine months ended December 31, 2015, the fair value of the derivative liabilities were estimated using the Binomial option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	2.38 to 5.00 years
Volatility	160.74% to 290.63%
Risk-free interest rate	0.92% to 1.76%

At each reporting date and on the initial measurements of the derivative liabilities, the Company valued the embedded conversion option derivative liabilities and the warrants derivative liabilities resulting in a gain from change in fair value of derivative liabilities of $322,113 and $298,848, respectively, for the three and nine months ended December 31, 2015. For the three and nine months ended December 31, 2015, amortization of debt discounts related to these convertible notes amounted to $17,604 and $31,163, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

At December 31, 2015 and March 31, 2015, fiscal 2016 convertible promissory notes consisted of the following:

	December 31, 2015	March 31, 2015
Principal amount	$211,250	$-
Less: unamortized debt discount	(180,087)	-
Convertible notes payable, net	$31,163	$-

At December 31, 2015 and March 31, 2015, the total convertible promissory notes mentioned above consisted of the following:

	December 31, 2015	March 31, 2015
Principal amount	$522,740	$400,000
Less: unamortized debt discount	(362,412)	(329,913)
Convertible notes payable, net	$160,328	$70,087

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

note 9 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock. As of December 31, 2015 and March 31, 2015, no shares were issued and outstanding.

The Company is authorized to issue 190,000,000 shares of its $0.001 par value common stock. As of December 31, 2015 and March 31, 2015, 49,130,056 and 36,951,165 shares of common stock were issued and outstanding, respectively.

Common stock issued for services

On April 27, 2015, the Company issued 100,000 restricted shares of common stock to an attorney for services rendered. The shares were valued at the fair market value of $0.06 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $6,000 for the nine months ended December 31, 2015.

On May 1, 2015, the Company issued 180,000 restricted shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $6,589 for the nine months ended December 31, 2015 and had a remaining prepaid expense of $3,293 at December 31, 2015, which will be amortized over the remaining service period.

On May 1, 2015, the Company issued 175,000 vested shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.0549 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based legal fees of $6,400 for the nine months ended December 31, 2015 and had a remaining prepaid expense of $3,208 at December 31, 2015, which will be amortized over the remaining service period.

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

On June 1, 2015, the Company issued 250,000 vested shares of common stock to a consultant for marketing services to be rendered. The shares were valued at the fair market value of $0.054 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based marketing service fees of $7,875 for the nine months ended December 31, 2015 and had a remaining prepaid expense of $5,625 at December 31, 2015, which will be amortized over the remaining service period.

On July 1, 2015, the Company issued 100,000 vested shares of common stock to a consultant for web design services to be rendered. The shares were valued at the fair market value of $0.06 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based consulting fees of $3,000 for the nine months ended December 31, 2015 and had a remaining prepaid expense of $3,000 at December 31, 2015, which will be amortized over the remaining service period.

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

On August 5, 2015, the Company issued 125,000 vested shares of common stock to two accounting consultants for services rendered and 800,000 vested shares of common stock to two IT professionals for services rendered. The shares were valued at the fair market value of $0.04 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded stock-based accounting fees of $5,000 and stock-based consulting fees of $32,000, respectively, for the nine months ended December 31, 2015.

On October 26, 2015, the Company issued 250,000 restricted shares of common stock to a consultant for services rendered and to be rendered. The shares were valued at the fair market value of $0.0389 per share based on the closing bid price on the grant date. The Company recorded stock-based consulting fees of $6,807 for the nine months ended December 31, 2015 and had a remaining prepaid expense of $2,918 at December 31, 2015, which will be amortized over the remaining service period.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

note 9 – STOCKHOLDERS’ DEFICIT (continued)

Common stock issued for services (continued)

On December 15, 2015, the Company issued 2,500,000 and 1,500,000 restricted shares of common stock to its officer and director, respectively, for services rendered. The shares were valued at the fair market value of $0.01 per share based on the closing bid price on the grant date. The Company recorded stock-based compensation of $40,000 for the nine months ended December 31, 2015.

On December 15, 2015, the Company issued 250,000 restricted shares of common stock to an attorney for services to be rendered. The shares were valued at the fair market value of $0.01 per share based on the closing bid price on the grant date. The Company recorded prepaid expenses of $2,500 which will be amortized over the service period.

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

Common stock issued for loan fees

On July 7, 2015, the Company issued 75,000 vested shares of common stock as additional consideration for a bridge loan. The shares were valued at the fair market value of $0.048 per share on the grant date which is the measurement date based on the closing bid price on the grant date. The Company recorded interest expense of $3,600 for the nine months ended December 31, 2015.

Reclassification of derivative liabilities upon notes conversion

During the nine months ended December 31, 2015, the Company reclassified $188,327 derivative liabilities to additional paid-in capital upon the conversion of Fiscal 2015 Convertible Notes with principal amount of $88,510.

Warrants

The Company issued warrants with the sale of common stock during the nine months ended December 31, 2015. These warrants have an exercise price of $0.035 per share and expire in 5 years from issuance dates. Warrant activities for the nine months ended December 31, 2015 were as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	1,048,315	$0.400
Issued	4,225,000	0.035
Exercised/forfeited/expired	-	-
Balance at December 31, 2015	5,273,315	$0.108
Warrant exercisable at December 31, 2015	5,273,315	$0.108

There was no intrinsic value for the warrants at December 31, 2015.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

note 9 – STOCKHOLDERS’ DEFICIT (continued)

Warrants (continued)

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2015:

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2015	Range of Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.400	125,000	1.7	$0.400	125,000	$0.400
0.400	256,250	1.8	0.400	256,250	0.400
0.400	12,500	1.9	0.400	12,500	0.400
0.400	46,105	2.0	0.400	46,105	0.400
0.400	231,876	2.1	0.400	231,876	0.400
0.400	46,877	2.2	0.400	46,877	0.400
0.400	14,063	2.3	0.400	14,063	0.400
0.400	938	2.4	0.400	938	0.400
0.400	39,412	3.3	0.400	39,412	0.400
0.400	273,419	3.4	0.400	273,419	0.400
0.400	1,875	3.5	0.400	1,875	0.400
0.035	2,200,000	4.4	0.035	2,200,000	0.035
0.035	100,000	4.5	0.035	100,000	0.035
0.035	1,125,000	4.7	0.035	1,125,000	0.035
0.035	800,000	4.8	0.035	800,000	0.035
$0.035 – 0.400	5,273,315	1.7 – 4.8	$0.108	5,273,315	$0.108

NOTE 10 – CONCENTRATIONS AND COMMITMENTS

Concentrations

Customers

No customer accounted for 10% or more of the Company’s revenue during the three and nine months ended December 31, 2015 and 2014.

Suppliers

No supplier accounted for 10% or more of the Company’s inventory purchases during the three and nine months ended December 31, 2015 and 2014.

Commitments

Service contracts

On October 29, 2014, the Company entered into a service agreement with CFO Oncall, effective on November 1, 2014. In accordance to the service agreement, the service fee is $5,000 per month which is payable as follows: $3,000 in cash payable in advance of the 1st of each month, and $2,000 payable at the Company’s option in cash or the Company’s common stock at a 40% discount to quoted market prices. The $2,000 portion is accounted for as stock settled debt in accordance with ASC 480 resulting in a premium on each $2,000 payment amount of $1,333. The increase in premium in the nine months ended December 31, 2015 was $12,000 and the decrease in premium in the nine months ended December 31, 2015 was $14,667. The accumulated premium at December 31, 2015 and March 31, 2015 was $4,000 and $6,667, respectively, which were included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10 – CONCENTRATIONS AND COMMITMENTS (continued)

Commitments (continued)

Service contracts (continued)

On May 1, 2015, the Company entered into a one-year legal service agreement with an attorney who has agreed to provide corporate and securities related legal services to the Company. The agreement expires on April 30, 2016. In accordance to this legal service agreement, the Company pays (a) a flat cash fee of $1,000 per month; and (b) an annual stock fee of 175,000 restricted shares of the Company’s common stock. The Company issued the 175,000 restricted shares of common stock in June 2015 (See Note 9 – Common stock issued for service). The accrued service fees related to the service agreement at December 31, 2015 was $4,500, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

On May 1, 2015, the Company entered into a one-year consulting agreement with an attorney who has agreed to provide consulting services to the Company. The agreement expires on April 30, 2016. In accordance to this consulting agreement, the Company pays this consultant (a) $6,000 in equal monthly installments; and (b) 180,000 shares of the Company’s common stock. The Company issued the 180,000 shares of common stock in June 2015 (See Note 9 – Common stock issued for services). The accrued service fees related to the service agreement at December 31, 2015 was $3,500, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

On June 1, 2015, the Company entered into a one-year consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement expires on May 31, 2016. In accordance to this consulting agreement, the Company pays the consultant (a) Per Tier 1 athlete/celebrity: (i) 2,500 restricted shares of the Company’s common stock; (ii) 4% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity; (b) For all other tiers, including collectible specialists, corporations: (i) 1,500 shares of the Company’s common stock; (ii) 3% of the advertising revenue generated from items offered for sale on the site related to the athlete/celebrity, which were not sold directly by the athlete/celebrity; (iii) 1% of the net item sales of any original merchandise sold by the athlete/celebrity or entity; (c) 250,000 shares of the Company’s common stock upon signing, plus $3,500 per month for the following services: (i) advisory services related to professional sports franchises; (ii) introduction to sports related industry leaders; (iii) assistance in athlete management; (iv) assistance in athlete promotions. For (a) and (b), the percentage of net sales and percentage of advertising revenue will be paid to the consultant as long as the athlete/celebrity/other remains a vendor for the Company, otherwise the consultant earns no commission or fees. The consultant will be paid any commission on the 10th of each month for revenue generated in the preceding month, and the first of every month for the $3,500 monthly payment. The Company issued the 250,000 restricted shares of common stock in June 2015 (See Note 9 – Common stock issued for service). The accrued service fees related to the service agreement at December 31, 2015 was $17,500, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

On September 1, 2015, the Company entered into a consulting agreement with a consultant who has agreed to provide consulting services to the Company. The agreement can be terminated at any time by either party. In accordance to this consulting agreement, the Company pays the consultant (a) 75,000 shares of the Company’s common stock upon both parties signing this agreement; (b) 25,000 shares of the Company’s common stock per month, commencing at September 1, 2015 and continuing each month thereafter until this agreement has been terminated; (c) $2,000 per month, due and payable on the first of every month, commencing September 1, 2015; (d) 1,500 restricted shares of the Company’s common stock for each athlete, celebrity, or company that agrees to participate with the Company during the course of this agreement; (e) 1% of the revenue generated from the sales of original merchandise from athletes or celebrities consultant has participate with the Company during the course of this agreement. The consultant will be paid any commissions on the 10th of each month for revenue generated in the preceding month. The issuance of stock will occur every 90 days. The Company issued 250,000 shares of common stock in October 2015 (See Note 9 – Common stock issued for services). The accrued service fees related to the service agreement at December 31, 2015 was $8,000, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10 – CONCENTRATIONS AND COMMITMENTS (continued)

Commitments (continued)

Service contracts (continued)

On October 28, 2015, the Company entered into an exclusive two-year technology partnership with a licensed distributor of SelectaDNA, a provider of DNA-based anti-counterfeiting technology, exclusively for use in the sports collectibles and memorabilia markets, as well as other business verticals. The agreement expires on October 28, 2017. The agreement allows the Company to provide ongoing verification of the authenticity of certain collectibles and memorabilia sold exclusively through its online ecommerce platform, which is expected to launch soon. In exchange for the use of the DNA technology and the development of DNA autograph pens to be used for collectible signings, the Company will reference the authentication technology in all future national advertising and promotions. In addition, (i) the Company agrees to purchase a minimum of $25,000 of product for the first year of the contract; (ii) the Company agrees to purchase a minimum of $100,000 of product at a price of $250 per bottle, for the second year of the contract; (iii) the Company must escalate television advertisements within 6 months of launch, to include up to 20 – 30 ads per day on multiple networks nationally, and up to 200 per day regionally on multiple networks, guaranteeing 700 national advertisements per week.

NOTE 11 – SUBSEQUENT EVENT

In January 2016, the principal amount of $42,000 of Fiscal 2015 Convertible Notes was converted into 2,100,000 shares of the Company’s common stock at the conversion price of $0.02 per share.

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

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, we dissolved LegacyXChange, Inc. (formerly True2Bid, Inc.), our then subsidiary, to allow for the change in name of our parent company, True 2 Beauty, Inc., to LegacyXChange, Inc.

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

RESULTS OF OPERATIONS

Comparison of results of operations for the three and nine months ended December 31, 2015 and 2014.

Revenue and gross loss

For the three and nine months ended December 31, 2015, we did not generate any revenue. We generated limited revenue of $79 and $437, and gross loss of $611, and $1,789, respectively, for the three and nine months ended December 31, 2014, which related primarily to the sale of remaining inventory of beauty products.

Operating expenses

For the three months ended December 31, 2015 and 2014, operating expenses amounted to $148,014 and $220,439, respectively, a decrease of $72,425 or 32.9%. For the nine months ended December 31, 2015 and 2014, operating expenses amounted to $457,440 and $423,976, respectively, an increase of $33,464 or 7.9%. Operating expenses consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Compensation and related taxes	$72,540	$36,325	$140,306	$122,887
Professional fees	64,015	149,887	280,104	244,151
Other selling, general and administrative	11,459	34,227	37,030	56,938
	$148,014	$220,439	$457,440	$423,976

●	For the three months ended December 31, 2015 and 2014, compensation and related taxes amounted to $72,540 and $36,325, respectively, an increase of $36,215 or 99.7%. The increase during the three months ended December 31, 2015 was attributable to an increase in board member compensation of approximately $15,000, and an increase in payroll expense of approximately $24,000, offset by a decrease in payroll taxes of approximately $3,000. For the nine months ended December 31, 2015 and 2014, compensation and related taxes amounted to $140,306 and $122,887, respectively, an increase of $17,419 or 14.2%. The increase during the nine months ended December 31, 2015 was attributable to an increase in payroll expense of approximately $24,000, offset by a decrease in board member compensation of approximately $5,000, and a decrease in payroll taxes of approximately $2,000.

●	For the three months ended December 31, 2015 and 2014, professional fees amounted to $64,015 and $149,887, respectively, a decrease of $85,872 or 57.3%. The decrease during the three months ended December 31, 2015 was mainly attributable to a decrease in accounting fees of approximately $27,000 incurred for services performed by our Chief Financial Officer and auditors, a decrease in consulting fees of approximately $46,000, and a decrease in marketing fees of approximately $20,000, offset by an increase in legal fees of approximately $7,000. For the nine months ended December 31, 2015 and 2014, professional fees amounted to $280,104 and $244,151, respectively, an increase of $35,953 or 14.7%. The increase during the nine months ended December 31, 2015 was mainly attributable to an increase in accounting fees of approximately $18,000 incurred for services performed by our chief financial officer and auditors, an increase in consulting fees of approximately $23,000, and an increase in legal fees of approximately $22,000, offset by a decrease in marketing fees of approximately $20,000, and a decrease in other miscellaneous items of approximately $7,000. We expect professional fees to increase as we incur significant costs associated with our public company reporting requirements, and costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.

●	For the three months ended December 31, 2015 and 2014, other selling, general and administrative expenses, which consisted primarily of bank service charge, travel and entertainment, insurance, office supplies, amounting to $11,459 and $34,227, respectively, a decrease of $22,768, or 66.5%. The decrease during the three months ended December 31, 2015 was primarily attributable to a decrease in travel and entertainment of approximately $15,000, and a decrease in other miscellaneous items of approximately $8,000, resulting from our stricter control on corporation spending. For the nine months ended December 31, 2015 and 2014, other selling, general and administrative expenses amounted to $37,030 and $56,938, respectively, a decrease of $19,908, or 35.0%. The decrease during the nine months ended December 31, 2015 was mainly attributable to a decrease in travel and entertainment of approximately $18,000, and a decrease in other miscellaneous items of approximately $2,000.

Loss from operations

For the three months ended December 31, 2015 and 2014, loss from operations amounted to $148,014 and $221,050, respectively, a decrease of $73,036, or 33.0%. For the nine months ended December 31, 2015 and 2014, loss from operations amounted to $457,440 and $425,765, respectively, an increase of $31,675, or 7.4%.

Other income (expense)

Other income (expense) includes interest expense, initial derivative expense, gain/loss from change in fair value of derivative liabilities and loss on settlement of loans. For the three months ended December 31, 2015, total other income amounted to $674,388 as compared to total other expense of $615,853 for the three months ended December 31, 2014, an increase of $1,290,241, or 209.5%. The increase for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014 was mainly attributable to:

●	An increase in gain from change in fair value of derivative liabilities of approximately $1,317,000; offset by

●	An increase in interest expense of approximately $27,000, due to the increase in interest from our convertible notes payable and loan payable.

For the nine months ended December 31, 2015, total other income amounted to $600,133 as compared to total other expense $621,363 for the nine months ended December 31, 2014, an increase of $1,221,496, or 196.6%. The increase for the nine months ended December 31, 2015 as compared to the nine months ended December 31, 2014 was mainly attributable to:

●	An increase in gain from change in fair value of derivative liabilities of approximately $1,573,000; and

●	A decrease in loss on settlement of loans of approximately $6,000; offset by

●	An increase in interest expense of approximately $191,000, due to the increase in interest from our convertible notes payable and loan payable;

●	An increase in initial derivative expense of approximately $166,000 related to the embedded conversion option contained in our Fiscal 2016 Convertible Notes payable and warrant liabilities.

Net income (loss)

As a result of the factors described above, our net income for the three months ended December 31, 2015 was $526,374, or a net income per common share of $0.01 (basic and diluted). Our net loss for the three months ended December 31, 2014 was $836,903, or a net loss per common share of $0.02 (basic and diluted). As a result of the factors described above, our net income for the nine months ended December 31, 2015 was $142,693, or a net income per common share of $0.00 (basic and diluted). Our net loss for the nine months ended December 31, 2015 was $1,047,128, or a net loss per common share of $0.03 (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At December 31, 2015 and March 31, 2015, we had cash balances of $2 and $4,362, respectively.

Our working capital deficit decreased approximately $695,000 to working capital deficit of approximately $482,000 at December 31, 2015 from working capital deficit of approximately $1,177,000 at March 31, 2015. The decrease in working capital deficit was primarily attributable to a decrease in derivative liabilities of approximately $797,000, offset by a decrease in cash of approximately $4,000, an increase in accounts payable and accrued liabilities of approximately $59,000, an increase in accrued officer salary and director fees of approximately $14,000, and an increase in loan payable of approximately $25,000.

During the nine months ended December 31, 2015, a few investors and we entered into convertible promissory note agreements, providing the issuance of a 10% convertible promissory notes (the “Fiscal 2016 Convertible Notes”) with an aggregate principal amount of $211,250. The Fiscal 2016 Convertible Notes are due and payable on the third anniversary of the issue dates. The Investors are entitled, at their option, at any time after the issuance of these Fiscal 2016 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into our common stock at a conversion price for each share of common stock equal to $0.035. The conversion price of the Fiscal 2016 Convertible Notes shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price.

Cash Flow

Net cash flow used in operating activities was approximately $241,000 for the nine months ended December 31, 2015 as compared to net cash flow used in operating activities of approximately $332,000 for the nine months ended December 31, 2014, a decrease of approximately $92,000.

●	Net cash flow used in operating activities for the nine months ended December 31, 2015 primarily reflected the non-cash item of gain from change in fair value of derivative liabilities of approximately $1,022,000, offset by a net income of approximately $143,000, and the add-back of non-cash items, such as stock-based compensation expenses of approximately $124,000, stock issued for loan fees of approximately $4,000, amortization of debt discount of approximately $179,000, and an initial fair value of derivative liabilities of approximately $202,000, and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses of approximately $10,000, an increase in accounts payable and accrued liabilities of approximately $107,000, and an increase in accrued officer salary and director fees of approximately $14,000.

●	Net cash flow used in operating activities for the nine months ended December 31, 2014 primarily reflected net loss of approximately $1,047,000, and the changes in operating assets and liabilities primarily consisting of a decrease in accrued officer salary and director fees of approximately $11,000 and a decrease in due to shareholders of approximately $8,000, offset by a decrease in prepaid expenses of approximately $17,000 and an increase in accounts payable and accrued liabilities of approximately $43,000, and the add-back of non-cash items, such as stock-based compensation and fees of approximately $60,000, loss on settlement of loans approximately $6,000, amortization of debt discount of approximately $21,000, initial fair value of derivative liabilities of approximately $36,000 and loss from change in fair value of derivative liabilities of approximately $551,000.

We did not incur any investing activity during the nine months ended December 31, 2015 and 2014.

Net cash flow provided by financing activities was approximately $236,000 for the nine months ended December 31, 2015 as compared to approximately $472,000 for the nine months ended December 31, 2014. During the nine months ended December 31, 2015, we received proceeds from loan payable of $25,000 and received proceeds from convertible notes of approximately $211,000. During the nine months ended December 31, 2014, we received proceeds from convertible notes of $400,000 and proceeds from sale of common stock of approximately $72,000.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows. The following tables summarize our contractual obligations as of December 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	5+ years
Convertible notes payable (principal)	$522,740	$-	$522,740	$-	$-
Loan payable (principal)	25,000	25,000	-	-	-
Accrued interest for convertible notes and loan	44,540	44,540	-	-	-
Total	$592,280	$69,540	$522,740	$-	$-

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2015, our principal executive officer and principal financial officer conducted an evaluation regarding the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon the evaluation of these controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting in our third fiscal quarter of the fiscal year ended March 31, 2016 covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide risk factors in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock issued for service

On October 26, 2015, we issued 250,000 restricted shares of common stock to a consultant for services rendered and to be rendered.

On December 15, 2015, we issued 2,500,000 restricted shares of common stock to our chief executive officer for services rendered.

On December 15, 2015, we issued 1,500,000 restricted shares of common stock to a director for services rendered.

On December 15, 2015, we issued 250,000 restricted shares of common stock to an attorney for services to be rendered.

Common stock issued for notes conversion

In January 2016, the principal amount of $42,000 of Fiscal 2015 Convertible Notes was converted into 2,100,000 shares of our common stock at the conversion price of $0.02 per share.

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

LEGACYXCHANGE, INC.

Date: February 22, 2016	By:	/s/ William Bollander
William Bollander, Chief Executive Officer

Date: February 22, 2016	By:	/s/ Adam Wasserman
Adam Wasserman, Chief Financial Officer

