Form 10-K
period 2016-03-31
LegacyXChange, Inc.
filed 2020-12-04
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 333-201811

LegacyXchange, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1515670
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

301 Yamato Rd., Suite 1240, Boca Raton, FL 33431	(800) 630-4190
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒      No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.05 on such date, is $1,906,503.

As of November 30, 2020, there were 62,570,659 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

PART I

Item 1. Business

Business Development

LegacyXchange, Inc., formerly known as True 2 Beauty, Inc. (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc., to better reflect its new business focus.

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXchange, Inc. (“LegacyXchange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXchange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action-packed environment of a live auction. The Company has ceased all operations related to LegacyXchange. Currently, management is seeking other business opportunities.

The Company’s articles authorize the Company to issue 190,000,000 shares of common stock and 10,000,000 shares of preferred stock, both at a par value of $0.001 per share.

Item 1A.  Risk Factors.

N/A

Item 1B.  Unresolved Staff Comments.

N/A

Item 2. Properties.

The Company has no property as of the date of this report.

Item 3. Legal Proceedings.

None.

Item 4. Submission of matters to a vote of Security holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on OTC Pink operated by the OTC Markets Group, under the symbol “LEGX”. The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Consequently, the information provided below may not be indicative of our common stock price under different conditions.

	High	Low
Fiscal Year 2016
First Quarter ended June 30, 2015	$0.07	$0.04
Second Quarter ended September 30, 2015	$0.06	$0.04
Third Quarter ended December 31, 2015	$0.05	$0.01
Fourth Quarter Ended March 31, 2016	$0.04	$0.01

Fiscal Year 2015
First Quarter ended June 30, 2014	$0.05	$0.04
Second Quarter ended September 30, 2014	$0.03	$0.03
Third Quarter ended December 31, 2014	$0.09	$0.03
Fourth Quarter ended March 31, 2015	$0.08	$0.02

Holders of Common Stock

As of November 30, 2020, there were approximately 80 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Cash Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended March 31, 2016, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended March 31, 2016, the Company issued an aggregate of 4,174,603 shares of its common stock, with grant date fair value of $77,000, to various consultants for services rendered.

2.	During the three months ended March 31, 2016, the Company issued 2,100,000 shares of its common stock to a lender, upon the conversion of principal note balance of $42,000.

3.	During the three months ended March 31, 2016, the Company issued 666,000 shares of its common stock to another lender, upon the conversion of accrued interest payable on a note in the amount of $10,000.

4.	During the three months ended March 31, 2016, the Company issued 6,000,000 shares of its common stock, with grant date fair value of $114,000, to an executive as stock- based compensation.

5.	During the three months ended March 31, 2016, the Company issued 500,000 shares of its common stock, with grant date fair value of $9,500, to a former director as stock- based compensation.

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

None.

Repurchases of Equity Securities by our Company and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

LegacyXchange, Inc., formerly known as True 2 Beauty, Inc. (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc., to better reflect its new business focus.

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXchange, Inc. (“LegacyXchange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXchange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action-packed environment of a live auction. The Company has ceased all operations related to LegacyXchange. Currently, management is seeking other business opportunities.

The Company’s articles authorize the Company to issue 190,000,000 shares of common stock and 10,000,000 shares of preferred stock, both at a par value of $0.001 per share.

The following table summarizes the results of operations for the years ended March 31, 2016 and 2015 and is based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this annual report.

	Years Ended March 31,
	2016	2015
Loss from operations	$(745,943)	$(590,987)
Other expense, net	(184,131)	(781,375)
Net loss	$(930,074)	$(1,372,362)

Revenue and gross loss

For the years ended March 31, 2016 and 2015, we generated limited revenue of $0 and $437, respectively, and gross loss of $0 and $1,789, respectively, primarily attributed to the sale of remaining inventory of beauty products in 2015.

Operating expenses

For the years ended March 31, 2016 and 2015, operating expenses amounted to $745,943 and $589,198, respectively, an increase of $156,745 or 27%. For the years ended March 31, 2016 and 2015, operating expenses consisted of the following:

	For the Years Ended March 31,
	2016	2015
Compensation and related taxes	$283,500	$156,873
Professional and consulting fees	413,543	361,463
Other selling, general and administrative	48,900	70,862
Total	$745,943	$589,198

●	Compensation and related taxes:

For the years ended March 31, 2016 and 2015, compensation and related taxes amounted to $283,500 and $156,873, respectively, an increase of $126,627 or 81%. The increase was primarily attributable to stock-based compensation to an executive and director in the amount of $139,000 during fiscal year 2016.

●	Professional and consulting fees:

For the years ended March 31, 2016 and 2015, professional and consulting fees amounted to $413,543 and $361,463, respectively, an increase of $52,080 or 14%. The increase was primarily attributable to the change in our product line from beauty products to sports and entertainment related products.

●	Other selling, general and administrative:

For the years ended March 31, 2016 and 2015, other selling, general and administrative expenses amounted to $48,900 and $70,862, respectively, a decrease of $21,962, or 31%. The decrease was primarily attributable to decrease in travel and entertainment expenses and other administrative expenses during fiscal year 2016.

Loss from operations:

For the years ended March 31, 2016 and 2015, loss from operations amounted to $745,943 and $590,987, respectively, an increase of $154,956, or 26%. The change was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense, initial derivative expense, gain (loss) from change in fair value of derivative liabilities, loss on debt extinguishment.

For the year ended March 31, 2016, total other expense, net, amounted to $184,131 as compared to $781,375 for the year ended March 31, 2015, a decrease of $597,244. The decrease in other expense was attributable to an increase in interest expense of $260,541, or 367%, increase in initial derivative expense of $156,276, or 436% and increase in loss on debt extinguishment of $81,853 or 1,486%, for a total increase in other (expense) of $(498,670) offset by other income from gain on change in fair value of derivative liabilities of $1,095,914 or 164%.

Net loss:

For the years ended March 31, 2016 and 2015, net loss amounted to $930,074 and $1,372,362, respectively, a decrease of $442,288, or 32%, or a net loss per common share of $0.02 and $0.04 (basic and diluted), respectively. The change was a result of the changes in operating expenses and other expenses as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,300,891 and $4,209 of cash as of March 31, 2016 and working capital deficit of $1,246,806 and $4,362 of cash as of March 31, 2015.

			Year Ended March 31, 2016
	March 31, 2016	March 31, 2015	Change	Percentage Change
Working capital deficit:
Total current assets	$65,826	$33,163	$32,663	98%
Total current liabilities	(1,366,717)	(1,279,969)	(86,748)	7%
Working capital deficit:	$(1,300,891)	$(1,246,806)	$(54,085)	4%

The increase in working capital deficit was primarily attributable to increase in current assets of $32,663 offset by an increase in current liabilities of $86,748.

Cash Flow

A summary of cash flow activities is summarized as follows:

	Year Ended March 31,
	2016	2015
Cash used in operating activities	$(344,172)	$(476,878)
Cash provided by financing activities	344,019	471,895
Net decrease in cash	$(153)	$(4,983)

Net cash used in operating activities:

Net cash flow used in operating activities was $344,172 for the year ended March 31, 2016 as compared to $476,878 for the year ended March 31, 2015, a decrease of $132,706 or 28%.

●

Net cash flow used in operating activities for the year ended March 31, 2016 primarily reflected our net loss of $930,074 adjusted for the add-back on non-cash items such as stock-based compensation expense $163,500, common stock issued for services and loan fees of $220,140, loss on debt extinguishment of $87,363, amortization of debt discount of $267,865, initial fair value expense of derivative liabilities of $191,151, gain on the change in fair value of derivative liabilities of $426,829 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $32,816, increase in accounts payable of $60,679 and increase in accrued liabilities of $53,849.

●

Net cash flow used in operating activities for the year ended March 31, 2015 primarily reflected our net loss $1,372,362 adjusted for the add-back on non-cash items such common stock issued for services of $81,823, debt extinguishment of $5,510, amortization of debt discount of $53,212, initial fair value expense of derivative liabilities of $35,875, loss on the change in fair value of derivative liabilities of $669,085 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses of $9,940, increase in accounts payable $82,172 offset by a decrease in accrued liabilities of $22,253.

Cash provided by financing activities:

Net cash provided by financing activities was $344,019 for the year ended March 31, 2016 as compared to $471,895 for the year ended March 31, 2016, a decrease of $127,876 or 27%.

●	Net cash provided by financing activities for the year ended March 31, 2016 consisted of $132,769 of net proceeds from loan payable and $211,250 of net proceeds from convertible debt, net of discounts.

●	Net cash provided by financing activities for the year ended March 31, 2015 consisted of $400,000 of net proceeds from convertible debt, net of discounts and $71,895 net proceeds from sale of common stock.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months from the date of this report. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net loss and net cash used in operating activities of $930,074 and $344,172, respectively, for the year ended March 31, 2016. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,546,037, $1,300,891 and $1,300,891, respectively, at March 31, 2016. The Company had no revenues for the year ended March 31, 2016, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreements include additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Common Stock for Debt Conversion

During the year ended March 31, 2016, the Company issued 7,065,084 shares of its common stock upon the conversion of principal note balances of $130,510 and accrued interest of $10,792. These shares of common stock had an aggregate fair value $304,022 and the difference between the aggregate fair value and the aggregate converted amount of $141,302 resulted in a loss on debt extinguishment of $162,720.

During the year ended March 31, 2015, the Company issued 499,300 shares of its common stock upon the conversion of principal note balances of $20,000 and accrued interest of $2,000. These shares of common stock had an aggregate fair value $27,510 and the difference between the aggregate fair value and the aggregate converted amount of $22,000 resulted in a loss on debt extinguishment of $5,510.

Sales of Common Stock Pursuant to Subscription Agreements

During the year ended March 31, 2016, there were no sales of common stock.

During the year ended March 31, 2015, the Company sold 1,303,088 shares of its common stock to several investors for cash proceeds of $71,895, or $0.06 per share pursuant to unit subscription agreements. The Company also issued 2,062,246 shares of its common stock in relation to subscription advances received in fiscal year 2014 in the amount of $113,525 or $0.06 per share.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operations of the business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

Critical Accounting Policies

We have identified the following policies as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2016 and 2015 include assumptions used in assessing estimates of deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31. 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and certain warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the year ended March 31, 2016.

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

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe this will have any material impact on the Company’s consolidated financial statements.

Removals. The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications. The following disclosure requirements were modified in Topic 820:

1.	In lieu of a roll forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-17 of this annual report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2016, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and

(3)	a lack of operational controls and lack of controls over assets by the acquired subsidiaries.

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
William Bollander	46	Chief Executive Officer/President/Director/Secretary/Treasurer

Biographical information concerning the executive officer and director listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

William Bollander. Mr. Bollander has served as our President/Chief Executive Officer/Chief Financial Officer/Chief Accountancy Officer/Director/Secretary/Treasurer since January 17, 2012. From November 2008 to March 2011, he was an independent financial consultant for vFinance, a registered securities broker dealer located in located in Boca Raton FL. From March 2011 to November 2011, William Bollander was our business consultant. William Bollander received a Bachelor’s Degree in Accounting & Information Systems from Queens College/City University of New York in February 1992.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified. We reimburse all directors for their expenses in connection with their activities as our directors.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Code of Ethics

We have not yet adopted a formal, written Code of Business Conduct and Ethics.

Corporate Governance

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

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our Company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2016 and 2015 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander: Chief Executive Officer,	2016	120,000	(1)	114,000	(2)		—	—	—	234,000
President and Director (1)	2015	121,000	(1)	25,000	(2)	—	—	—	—	146,000

Adam Wasserman: Former Chief Financial Officer (3)	2015	24,000	(3)	22,177	(3)	—	—	—	—	46,177

(1)	William Bollander serves as our Chief Executive Officer, Chief Financial Officer, President and sole Director. Mr. Bollander has no employment agreement with the Company and has an annual salary of $120,000. As of the date of this report, $25,970 of his salary for fiscal year 2016 was accrued and payable.

(2)	Represents the; (i) $114,000 grant date fair value of the 6,000,000 shares of the Company’s common stock granted in February 2016, to Mr. Bollander as bonus for the fiscal year 2016; and (ii) $25,000 grant date fair value of the 2,500,000 shares of the Company’s common stock granted in December 2015, to Mr. Bollander as bonus for the fiscal year 2015.

(3)	On February 23, 2016, Adam Wasserman resigned as our Chief Financial Officer. During the year ended March 31, 2015, the former CFO was paid a total amount of $46,177 in compensation of which $24,000 was paid in cash and $22,177 was with issuance of the Company’s common stock.

Compensation of Management

On February 23, 2016, Adam Wasserman resigned as our Chief Financial Officer/Chief Accountancy Officer. Mr. Wasserman’s resignation as our Chief Financial Officer/Chief Accountancy Officer was not due to any disagreement with our management, operations or with respect to our financial reporting or any other financial matters. Mr. Wasserman does not have any relationship with us that would require disclosure pursuant to Item 404(a) of SEC Regulation S-K. Adam Wasserman does not have any direct or indirect material interest in any existing or currently proposed transaction to which we are or may become a party.

On February 23, 2016, William Bollander, was appointed as our Chief Financial Officer/Chief Accountancy Officer. Mr. Bollander has served as our President/Chief Executive Officer/Director/Secretary/Treasurer from January 17, 2012 to present. From January 17, 2012, William Bollander was our Chief Financial Officer, until November 1, 2014 at which time Adam Wasserman became our Chief Financial Officer.

We have no contractual arrangements with any executives or directors.

Outstanding Equity Awards at 2016 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of March 31, 2016, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
William Bollander	—	—	—	—	—	—	—	—	—

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal years ended March 31, 2016 and 2015:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William	2016	—	—	—	—	—	—	—	—
Bollander (1)	2015	—	—	—	—	—	—	—	—

Chris	2016	4,500	24,500	—	—	—	—	—	29,000
Jarvis (2)	2015	6,000	19,836	—	—	—	—	—	25,836

(1)	William Bollander became the sole member of the Board of Directors director of the Company and did not receive cash compensation for such position.
(2)	Effective April 30, 2016, Chris Jarvis resigned as member of the Board of Directors. our former Director, was compensated for his service as our Director.

There are no contractual arrangements with any member of the Board of Directors.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Our directors, executive officers and employees may receive common stock at the discretion of our board of directors.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of November 18, 2020, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 62,570,659 shares of common stock outstanding as of the date of this annual report.

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Outstanding Shares (%)
Five Percent Stockholders:
William Bollander (1)	15,000,000	24.0%
Ascendant Partners LLC(2)	13,362,611	16.5%
Red Clover Capital LLC(3)	4,194,444	5.2%

Named Executive Officers and Directors:
William Bollander (1)	15,000,000	18.5%

1.	Represents the 15,000,000 shares of commons stock held by Mr. Bollander.

2.	Ascendant Partners LLC (“Ascendant”) and Ascendant’s managing member Richard Galierio may be deemed to beneficially own shares of common stock beneficially owned by Ascendant, including shares issuable to Ascendant upon conversion of a series of convertible notes. The address of the principal business office of Ascendant is 112 Serpentine Dr, Morganville, NJ 07751. Voting and dispositive power with respect to the shares owned by Ascendant is exercised by Mr. Galierio. Ascendant disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Ascendant. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Ascendant and Mr. Galierio may be deemed to beneficially own or control the shares owned by Ascendant. Includes 11,562,611 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

3.	Red Clover Capital LLC (“Red Clover”) and Red Clover’s managing member Roger Ralston may be deemed to beneficially shares of common stock beneficially owned by Red Clover, including shares issuable to Red Clover upon conversion of a series of convertible notes. The address of the principal business office of Red Clover is 40 Wall St., 62nd Floor, New York, NY 10005. Voting and dispositive power with respect to the shares owned by Red Clover is exercised by Mr. Ralston. Red Clover disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Red Clover. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Red Clover and Mr. Ralston may be deemed to beneficially own or control the shares owned by Red Clover. Includes 4,194,444 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Transactions with Related Persons

There were no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, we have no independent directors pursuant to the requirements of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2016 and 2015 for professional services rendered by our independent registered public accounting firm, Salberg and Company, P.A.:

	Years Ended March 31,
Fees	2016	2015
Audit Fees	$13,660	$24,000
Audit Related Fees	488	3,600
Tax Fees	—	—
All other fees	—	—
Total	$14,148	$27,600

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended March 31, 2016 and 2015.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended March 31, 2016 and 2015, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2016 and 2015 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-17.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
3.1	Articles of Incorporation**

3.5	Bylaws***

4.1	Form of Convertible Promissory Note***

4.2	Form of Subscription Agreement***

4.3	Form of Registration Rights Agreement***

2.1	Subsidiary of Registrant*

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Chief Financial Officer)**

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)**

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed as exhibit to Form S-1 Registration Statement filed on February 2, 2015.
**	Filed herein
***	Previously filed as exhibit to Form S-1 Registration Statement filed on March 20, 2015.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyXchange, Inc.
Date: December 4, 2020
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bollander	Chief Executive Officer,	December 4, 2020
William Bollander	Chief Financial Officer, President and Director (Principal Executive, Financial and Accounting Officer)

LEGACYXCHANGE, INC AND SUBSIDIARY

(FORMERLY TRUE 2 BEAUTY, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

LegacyXChange, Inc.

Opinion on the Consolidated financial statements

We have audited the accompanying consolidated balance sheets of LegacyXChange, Inc. (the “Company”) as of March 31, 2016 and 2015, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2016 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements, the Company had net loss and net cash used in operating activities of $930,074 and $344,172, respectively, for the year ended March 31, 2016. The Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $10,546,037, $1,300,891 and $1,300,891, respectively, at March 31, 2016. The Company had no revenue for the year ended March 31, 2016 and has defaulted on their debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013

Boca Raton, Florida

December 4, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$4,209	$4,362
Prepaid expenses	61,047	28,801
Inventory	570	-
Total Current Assets	65,826	33,163

TOTAL ASSETS	$65,826	$33,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$105,376	$44,697
Accrued liabilities	120,157	77,100
Loans payable	132,769	-
Convertible notes, net of debt discount	207,442	70,087
Derivative liabilities	800,973	1,088,085
Total Current Liabilities	1,366,717	1,279,969

TOTAL LIABILITIES	1,366,717	1,279,969

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at March 31, 2016 and 2015	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 and 36,951,165 shares issued and outstanding at March 31, 2016 and 2015, respectively	62,571	36,951
Additional paid-in capital	9,182,575	8,332,206
Accumulated deficit	(10,546,037)	(9,615,963)
TOTAL STOCKHOLDERS’ DEFICIT	(1,300,891)	(1,246,806)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$65,826	$33,163

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2016	2015
REVENUE, NET	$-	$437

COST OF REVENUE	-	2,226

GROSS LOSS	-	(1,789)

OPERATING EXPENSES
Compensation and related taxes	283,500	156,873
Professional and consulting fees	413,543	361,463
Other selling, general and administrative	48,900	70,862
TOTAL OPERATING EXPENSES	745,943	589,198

LOSS FROM OPERATIONS	(745,943)	(590,987)

OTHER INCOME (EXPENSE)
Interest expense	(331,446)	(70,905)
Initial derivative expense	(192,151)	(35,875)
Gain (loss) from change in fair value of derivative liabilities	426,829	(669,085)
Loss on debt extinguishment	(87,363)	(5,510)
TOTAL OTHER EXPENSE, NET	(184,131)	(781,375)

NET LOSS	$(930,074)	$(1,372,362)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	45,480,922	36,143,636

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2014	-	$-	31,601,531	$31,601	$8,042,803	$(8,243,601)	$(169,197)

Common stock issued for services	-	-	1,485,000	1,485	80,338	-	81,823

Common stock sold for cash	-	-	1,303,088	1,303	70,592	-	71,895

Common stock issued for subscription advances received in 2014	-	-	2,062,246	2,062	111,463	-	113,525

Common stock issued upon conversion of convertible debt and interest	-	-	499,300	500	27,010	-	27,510

Net loss	-	-	-	-	-	(1,372,362)	(1,372,362)

Balance at March 31, 2015	-	-	36,951,165	36,951	8,332,206	(9,615,963)	(1,246,806)

Stock-based compensation	-	-	10,500,000	10,500	153,000	-	163,500

Common stock issued for services	-	-	5,230,000	5,230	145,985	-	151,215

Common stock issued for services - former related party	-	-	2,083,410	2,084	54,583	-	56,667

Common stock issued upon conversion of convertible debt and interest	-	-	7,065,084	7,065	296,957	-	304,022

Common stock issued for loan fees	-	-	741,000	741	11,517	-	12,258

Reclassification of derivative liabilities upon notes conversion	-	-	-	-	188,327	-	188,327

Net loss	-	-	-	-	-	(930,074)	(930,074)

Balance at March 31, 2016	-	$-	62,570,659	$62,571	$9,182,575	$(10,546,037)	$(1,300,891)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(930,074)	$(1,372,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	163,500	-
Common stock issued for services	207,882	81,823
Common stock issued for loan fees	12,258	-
Loss on debt extinguishment	87,363	5,510
Amortization of debt discount	267,865	53,212
Common stock issued for loan fees	192,151	35,875
(Gain) loss from change in fair value of derivative liabilities	(426,829)	669,085
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,816)	(9,940)
Accounts payable	60,679	82,172
Accrued liabilities	53,849	(22,253)
Net cash used in operating activities	(344,172)	(476,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	132,769	-
Proceeds from convertible notes, net of issuance cost	211,250	400,000
Net proceeds from sale of common stock	-	71,895

Net cash provided by financing activities	344,019	471,895

Net decrease in cash	(153)	(4,983)
Cash - Beginning of year	4,362	9,345
Cash - End of the year	$4,209	$4,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$33,060
Issuance of common stock for convertible debt and interest	$141,302	$22,000
Increase in debt discount from derivative liabilities	$211,250	$383,125
Common stock issued for subscription advances	$-	$113,525
Reclassification of derivative liability to equity upon note conversion	$188,327	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

LegacyXchange, Inc., formerly known as True 2 Beauty, Inc. (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company shifted its focus to the beauty industry and later amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc., to better reflect its new business focus.

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXchange, Inc. (“LegacyXchange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXchange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action-packed environment of a live auction.

On July 2, 2015, pursuant to a Certificate of Dissolution filing with the Nevada Secretary of State, the Company dissolved LegacyXchange (formerly True2Bid, Inc.) to allow for the change in name of its parent company, True 2 Beauty, Inc., to LegacyXchange, Inc.

Subsequent to March 31, 2016, the Company became inactive due to lack of working capital to fund its operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, True2Bid, Inc. (“True2Bid”) up until the dissolution of True2Bid on July 2, 2015, at which point the financial statements were no longer consolidated. All intercompany accounts and transactions have been eliminated in consolidation

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net loss and net cash used in operating activities of $930,074 and $344,172, respectively, for the year ended March 31, 2016. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,546,037, $1,300,891 and $1,300,891, respectively, at March 31, 2016. The Company had no revenues for the year ended March 31, 2016, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2016 and 2015 include assumptions used in assessing estimates of deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31. 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 6) were as follows at March 31, 2016 and 2015:

	At March 31, 2016			At March 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	800,973	—	—	1,088,085

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended March 31,
	2016	2015
Balance at beginning of year	$1,088,085	$11,966,760
Initial valuation of derivative liabilities included in debt discount	211,250	383,125
Initial valuation of derivative liabilities expensed	192,151	35,875
Reclassification of derivative liabilities to equity upon conversion of debt	(188,327)	—
Reclassification of derivative liabilities to gain on debt extinguishment upon conversion of debt*	(75,357)	—
(Gain) loss from change in fair value of derivative liabilities	(426,829)	669,085
Balance at end of year	$800,973	$1,088,085

*	The derivative liabilities related to the note conversions were reclassified to gain on debt extinguishment during the three months ended March 31, 2016 and were reclassified to equity during the period prior to the three months ended March 31, 2016. The Company believes the accounting for these conversions under debt extinguishment accounting is preferable.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding financial instruments.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2016 and 2015, the Company did not have any cash equivalents.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2016 and 2015. The Company has not experienced any losses in such accounts through March 31, 2016.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. As of March 31, 2016 and 2015, the Company’s inventory was not significant as the Company was in the process of changing its product line from beauty products to sports and entertainment related products.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and certain warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the year ended March 31, 2016.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Income Taxes

The Company accounts for income tax using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset net deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2016, and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2016.

Shipping Costs

Shipping costs are included in other selling, general and administrative expense and totaled were not significant for the years ended March 31, 2016 and 2015.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the years ended March 31, 2016 and 2015.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2016 and 2015 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2016	2015
Stock warrants	5,273,315	1,048,315
Convertible notes	53,621,314	20,884,653
Total	58,894,629	21,932,963

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

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

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

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe this will have a material impact on the Company’s consolidated financial statements.

Removals. The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Modifications. The following disclosure requirements were modified in Topic 820:

1.	In lieu of a roll forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PREPAID EXPENSES

At March 31, 2016 and 2015, prepaid expenses consisted of the following:

	March 31,
	2016	2015
Prepaid consulting fees	$3,792	$28,801
Prepaid stock-based consulting fee	7,255	-
Advance for investor relations fee	50,000	-
Total	$61,047	$28,801

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2016 and 2015, accrued liabilities consisted of the following:

	March 31,
	2016	2015
Accrued interest	$58,225	$17,693
Accrued professional fees	2,522	22,667
Accrued payroll taxes	28,690	28,690
Accrued executive and director compensation	30,720	8,050
Total	$120,157	$77,100

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

NOTE 5 – LOANS PAYABLE

During fiscal year 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $132,769. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans. As of March 31, 2016, the loans were in default and had outstanding principal and accrued interest of $132,769 and $2,752, respectively. During the year ended March 31, 2016, the Company recorded interest expense of $2,752 on these loans.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At March 31, 2016 and 2015, convertible debt consisted of the following:

	March 31,
	2016	2015
Principal amount	$480,740	$400,000
Less: unamortized debt discount	(273,298)	(329,913)
Convertible notes payable, net	$207,442	$70,087

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. During the year ended March 31, 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2015, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $400,000 and $17,693 respectively As of March 31, 2016, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $40,197, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I were in default and had outstanding principal and accrued interest of $115,000 and $10,074, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II were in default and had outstanding principal and accrued interest of $96,250 and $5,203, respectively.

During the year ended March 31, 2016 and 2015, the Company recorded interest expense of $48,572 and $17,693, respectively, on these convertible notes.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Derivative Liabilities Pursuant to Notes and Warrants

In connection with the issuance of the Notes and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception and included various other terms such as default provisions that caused derivative treatment. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrant derivatives were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The Company is currently evaluating the impact of ASU No. 2017-11 on its consolidated financial statements.

In connection with the issuance of the Fiscal 2016 Financing Notes and related Warrants, during year ended March 31, 2016, on the initial measurement date, the fair values of the conversion option derivative and warrants derivative of $403,401 was recorded as derivative liabilities and was allocated as a debt discount of $211,250 with the remaining $192,151 recorded as derivative expense.

In connection with the issuance of the Fiscal 2015 Financing Notes and related Warrants, during year ended March 31, 2015, on the initial measurement date, the fair values of the conversion option derivative and warrants derivative of $419,000 was recorded as derivative liabilities and was allocated as a debt discount of $385,125 with the remaining $35,875 recorded as derivative expense.

At March 31, 2016 and 2015, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded gain (loss) on change on fair value of derivative liabilities of $426,829 and $(669,085) for the years ended March 31, 2016 and 2015, respectively.

During the year ended March 31, 2016 and 2015, the fair value of the derivative liabilities was estimated using the Binomial option-pricing model with the following assumptions:

	2016		2015
Dividend rate	—%		—%
Term (in years)	2.5 to 3.0	years	2.5 to 3.0	years
Volatility	177 to 282%		177 to 201%
Risk—free interest rate	0.83 to 1.21%		0.83 to 1.10%

For the years ended March 31, 2016 and 2015, amortization of debt discounts related to the convertible notes amounted to $267,865 and $53,212, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of March 31, 2016 and 2015, the Company did not have any preferred stock issued and outstanding.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Common Stock

Common stock issued for service

●	During the year ended March 31, 2016, the Company issued an aggregate of 5,230,000 shares of its common stock with aggregate grant date fair value based on the closing bid price on the OTC of $151,215 or $0.03 average per share, in exchange for services, pursuant to an agreement.

●

During the year ended March 31, 2015, the Company issued an aggregate of 1,485,000 shares of its common stock with aggregate grant date fair value based on the closing bid price on the OTC of $81,823 or $0.06 average per share, in exchange for services, pursuant to an agreement.

Common stock sold for cash

●	During the year ended March 31, 2016, the Company did not issue shares of its commons stock for cash.

●	During the year ended March 31, 2015, the Company sold 1,303,088 shares of its common stock to several investors for cash proceeds of $71,895, or $0.06 per share pursuant to unit subscription agreements. The Company also issued 2,062,246 shares of its common stock in relation to subscription advances received in fiscal year 2014 in the amount of $113,525 or $0.06 per share.

Common stock issued for payment of loan fees

●	During the year ended March 31, 2016, the Company issued an aggregate of 741,000 shares of common stock with aggregate grant date fair value based on the closing bid price on the OTC of $12,258 or $0.02 per share, to a lender for loan fees.

•	During the year ended March 31, 2015, the Company did not issue shares of its commons stock for loan fees.

Common stock issued for debt conversion

●	During the year ended March 31, 2016, the Company issued 7,065,084 shares of its common stock upon the conversion of principal note balances of $130,510 and accrued interest of $10,792. These shares of common stock had an aggregate fair value based on the closing bid price on the OTC of $304,022 and the difference between the aggregate fair value and the aggregate converted amount of $141,302 resulted in a loss on debt extinguishment of $162,720.

●	During the year ended March 31, 2015, the Company issued 499,300 shares of its common stock upon the conversion of principal note balances of $20,000 and accrued interest of $2,000. These shares of common stock had an aggregate fair value based on the closing bid price on the OTC of $27,510 and the difference between the aggregate fair value and the aggregate converted amount of $22,000 resulted in a loss on debt extinguishment of $5,510.

Common stock issued to a former related party for services

●

During the year ended March 31, 2016, the Company issued an aggregate of 2,083,410 shares of its common stock with and aggregate grant date fair value based on the closing bid price on the OTC of $56,667 or $0.03 average per share, in exchange for services, pursuant to an agreement.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase shares of Company’s common stock for an exercise price of $0.40 per common share, to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of March 31, 2016, and 2015, 1,048,315 warrants were issued and outstanding.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 6, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, 4,225,000 warrants were issued and outstanding.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

Warrant activity for the years ended March 31, 2016 and 2015 are summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding March 31, 2014	733,609	$0.40	3.7	$—
Issued in connection with equity subscription agreements	314,706	$0.40	4.2	—
Balance Outstanding at March 31, 2015	1,048,315	$0.40	3.1	—
Issued in connection with convertible notes	4,225,000	$0.01	4.3	—
Balance Outstanding at March 31, 2016	5,273,315	$0.09	3.9	$—
Exercisable at March 31, 2016	5,273,315	$0.09	3.9	$—

NOTE 8 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at March 31, 2016 and 2015 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2016 and 2015 were as follows:

	Years Ended March 31,
	2016	2015
Income tax expense (benefit) at U.S. statutory rate of 34%	$(316,225)	$(466,603)
Income tax benefit - State	(46,504)	(68,618)
Non-deductible expenses	67,129	328,314
Change in valuation allowance	295,600	206,907
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset at March 31, 2016 and 2015 was as follows:

	Years Ended March 31,
Deferred Tax Asset:	2016	2015
Net operating losses	$1,343,538	$1,047,938
Valuation allowance	(1,343,538)	(1,047,938)
Net deferred tax asset	$—	$—

The net operating loss carryforward was $3,444,968 and $2,687,019 at March 31, 2016 and 2015, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended March 31, 2016 and 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the allowance was $295,600 and $206,907 for the years ended March 31, 2016 and 2015, respectively. The potential tax benefit arising from the loss carryforward will expire through 2036.

LEGACYXCHANGE, INC.

(FORMERLY TRUE 2 BEAUTY, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and 2015

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016, 2015 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Service Contracts

In September 2014, the Company signed an eight-month agreement with Applied DNA to work together, in good faith, on a business partnership focused on using Applied DNA Sciences’ unique SigNature© DNA taggant platform, digitalDNA © software platform and other products as required for DNA marking, tracking and authentication of sports collectibles and sports memorabilia uniquely and authentically identified to an athlete (“Goods”) and offered either within a True2Bid online auction exchange environment or through other means of sale. The agreement requires a cash payment of $35,000, of which $10,000 has been paid and the balance of $25,000 was to be paid in two payments of $12,500 each on February 1, 2015 and June 1, 2015. However, there has been no development pursuant to the three phases as defined in the agreement and, accordingly, the Company believes no obligation exists and does not intend to pay these installments until the milestones were reached. This agreement expired in May 2015.

NOTE 10 – SUBSEQUENT EVENTS

In April and May 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $11,156. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans. These loan payables defaulted on April and May 2017.

Between November 2019 through June 2020, the Company entered into a loan agreements with an investor in the aggregate principal amount of $91,000. The loans bear an interest rate of 6% and were due and payable two-years from the date of issuances.