Form 10-Q
period 2016-06-30
LegacyXChange, Inc.
filed 2020-12-16
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,570,659 shares as of December 15, 2020.

LEGACYXCHANGE, INC.

Form 10-Q

June 30, 2016

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACYXCHANGE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$4,209
Prepaid expenses	1,250	61,047
Inventory	-	570

Total Current Assets	1,250	65,826

TOTAL ASSETS	$1,250	$65,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$127,745	$105,376
Accrued liabilities	154,484	120,157
Bank overdraft	929	-
Loans payable	143,924	132,769
Convertible notes, net of debt discount	249,014	207,442
Derivative liabilities	283,972	800,973

Total Current Liabilities	960,068	1,366,717

TOTAL LIABILITIES	960,068	1,366,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at June 30, 2016 and March 31, 2016	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 shares issued and outstanding at June 30, 2016 and March 31, 2016	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,203,964)	(10,546,037)

TOTAL STOCKHOLDERS’ DEFICIT	(958,818)	(1,300,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,250	$65,826

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2016	2015
REVENUE, NET	$-	$-

OPERATING EXPENSES
Compensation and related taxes	31,036	33,971
Professional and consulting fees	77,107	110,599
Other selling, general and administrative	9,488	15,278

TOTAL OPERATING EXPENSES	117,631	159,848

LOSS FROM OPERATIONS	(117,631)	(159,848)

OTHER INCOME (EXPENSE)
Interest expense	(57,297)	(46,504)
Initial derivative expense	-	(119,455)
Gain from change in fair value of derivative liabilities	517,001	259,500

TOTAL OTHER INCOME, NET	459,704	93,541

NET INCOME (LOSS)	$342,073	$(66,307)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.00)
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	62,570,659	37,582,645
Diluted	117,407,177	37,582,645

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2016 and 2015

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2016	-	$-	62,570,659	$62,571	$9,182,575	$(10,546,037)	$(1,300,891)

Net income	-	-	-	-	-	342,073	342,073

Balance at June 30, 2016	-	$-	62,570,659	$62,571	$9,182,575	$(10,203,964)	$(958,818)

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Common stock issued for services	-	-	705,000	705	38,285	-	38,990

Common stock issued for services - former related party	-	-	726,989	727	25,940	-	26,667

Net loss	-	-	-	-	-	(66,307)	(66,307)

Balance at June 30, 2015	-	$-	38,383,154	$38,383	$8,396,431	$(9,682,270)	$(1,247,456)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$342,073	$(66,307)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expenses	-	14,045
Amortization of debt discount	41,572	35,122
Initial fair value expense of derivative liabilities	-	119,455
(Gain) from change in fair value of derivative liabilities	(517,001)	(259,500)
Write-off of obsolete inventory	570	-
Amortization of prepaid consulting fees	9,797	11,355
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,000	(9,470)
Accounts payable	22,369	41,664
Accrued and other liabilities	35,256	(3,800)

Net cash used in operating activities	(15,364)	(117,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	11,155	-
Proceeds from convertible notes, net of issuance cost	-	115,000

Net cash provided by financing activities	11,155	115,000

Net decrease in cash	(4,209)	(2,436)
Cash - Beginning of period	4,209	4,362
Cash - End of the period	$-	$1,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$32,990
Issuance of common stock for convertible debt and interest	$-	$22,000
Initial debt discount recorded on convertible notes	$-	$115,000
Common stock issued for accounts payable	$-	$26,667

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

LegacyXchange, Inc., formerly known as True 2 Beauty, Inc. (the “Company”) was originally incorporated as Burrow Mining, Inc., a Nevada corporation, on December 11, 2006. In February 2010, the Company amended its Articles of Incorporation and changed its name to True 2 Beauty, Inc.

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

The Company is currently inactive due to lack of working capital to fund its operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The Company’s unaudited consolidated financial statements for the three months ended June 30, 2015 include the financial statement of the Company and its wholly-owned subsidiary, True2Bid, Inc. With the dissolution of this subsidiary in July 2, 2015, the financial statements for the three months ended June 30, 2016 are no longer consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended March 31, 2016 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on December 4, 2020.

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited consolidated financial statements, the Company had net income and net cash used in operating activities of $342,073 and $15,364, respectively, for the three months ended June 30, 2016. The net income was primarily attributed to the gain from the change in far value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,203,964, $958,818 and $958,818, respectively, at June 30, 2016. The Company had no revenues for the three months ended June 30, 2016, and we defaulted on our loans. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended June 30, 2016 include assumptions used in the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 6) and were as follows at June 30, 2016 and March 31, 2016:

	At June 30, 2016			At March 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$283,972	—	—	$800,973

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at March 31, 2016	$800,973
Initial valuation of derivative liabilities included in debt discount	—
Initial valuation of derivative liabilities expensed	—
Reclassification of derivative liabilities to gain (loss) on debt extinguishment upon conversion of debt	—
Gain from change in fair value of derivative liabilities	(517,001)
Balance at June 30, 2016	$283,972

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2016 and March 31, 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2016 and March 31, 2016. The Company has not experienced any losses in such accounts through June 30, 2016.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. During the three months ended June 30, 2016, the Company determined that the inventory of $570 was impaired and was written off. As of June 30, 2016 and March 31, 2016, the Company’s inventory was not significant as the Company was inactive during the three months ended June 30, 2016.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the three months ended June 30, 2016.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company early adopted ASU 2014-12 during the three months ended June 30, 2016. The adoption of ASU 2014-12 did not have any material impact on the Company’s consolidated financial statements.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2016 and March 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2016.

Shipping Costs

Shipping costs are included in other selling, general and administrative expense and totaled were not significant for the three months ended June 30, 2016 and 2015.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for the three months ended June 30, 2016 and 2015.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Basic and Diluted Income (Loss) Per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2016 and 2015 were not included in the computation of dilutive income (loss) per common share because the effect would have been anti-dilutive:

	June 30,
	2016	2015
Stock warrants	5,273,315	3,348,315
Convertible notes	—	27,418,250
Total	5,273,315	30,766,565

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculations for the three months ended June 30, 2016:

June 30, 2016
(Unaudited)
Numerator:
Net income	$342,073
Add: Interest expense	57,297
Less: Gain from change in fair value of derivative liabilities	(517,001)
Adjusted net income (loss)	$(117,631)

Denominator:
Weighted-average shares of common stock	62,570,659
Dilutive effect of convertible notes	54,836,518
Diluted weighted-average of common stock	117,407,117

Net income (loss) per common share:
Basic	$0.01
Diluted	$(0.00)

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

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company early adopted ASU 2014-15 during the three months ended June 30, 2016. The adoption of ASU 2014-15 did not have any material impact on the Company’s consolidated financial statements.

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

NOTE 3 – PREPAID EXPENSES

At June 30, 2016 and March 31, 2016, prepaid expenses consisted of the following:

	June 30, 2016	March 31, 2016
Prepaid consulting fees	$—	$3,792
Prepaid stock-based consulting fee	1,250	7,255
Advance for investor relations fee	—	50,000
Total	$1,250	$61,047

NOTE 4 – ACCRUED LIABILITIES

At June 30, 2016 and March 31, 2016, accrued liabilities consisted of the following:

	June 30, 2016	March 31, 2016
Accrued interest	$73,949	$58,225
Accrued professional fees	3,635	2,522
Accrued payroll taxes	29,727	28,690
Accrued executive and director compensation	47,173	30,720
Total	$154,484	$120,157

NOTE 5 – LOANS PAYABLE

Between July 2015 through March 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $132,769. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans. As of March 31, 2016, these loans had outstanding principal and accrued interest of $132,769 and $2,751, respectively.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

In April and May 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $11,155. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans.

As of June 30, 2016, these loans were in default and had outstanding principal and accrued interest of $143,924 and $6,324, respectively. During the three months ended June 30, 2016, the Company recorded interest expense of $3,572 on these loans.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At June 30, 2016 and March 31, 2016, convertible notes consisted of the following:

	June 30, 2016	March 31, 2016
Principal amount	$480,740	$480,740
Less: unamortized debt discount	(231,726)	(273,298)
Convertible notes payable, net	$249,014	$207,442

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $40,197, respectively. As of June 30, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $47,009, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $10,074, respectively. As of June 30, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $12,981, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $5,203, respectively. As of June 30, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $7,635, respectively.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

During the three months ended June 30, 2016 and 2015, the Company recorded interest expense of $12,153 and $11,382, respectively, on these convertible notes.

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

At June 30, 2016 and 2015, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded gain on change on fair value of derivative liabilities of $517,001 and $259,500 for the three months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

June 30, 2016
Dividend rate	—%
Term (in years)	1.3 to 4.0 years
Volatility	246% to 287%
Risk—free interest rate	0.58% to 1.01%

For the three months ended June 30, 2016 and 2015, amortization of debt discounts related to the convertible notes amounted to $41,572 and $35,122, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of June 30, 2016 and March 31, 2016, the Company did not have any preferred stock issued and outstanding.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Common Stock

Common stock issued for services

●	During the three months ended June 30, 2016, the Company did not issue any shares of its common stock for services.

●	During the three months ended June 30, 2015, the Company issued 705,000 shares of its common stock with and aggregate grant date fair value based on the closing bid price on the OTC of $38,990 or approximately $0.06 average per share, in exchange for services, pursuant to an agreement.

Common stock issued to a former related party for services

●	During the three months ended June 30, 2015, the Company issued 726,989 shares of its common stock with and aggregate grant date fair value based on the closing bid price on the OTC of $26,667 or approximately $0.04 average per share, in exchange for services, pursuant to an agreement.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase common shares for an exercise price of $0.40 per common share to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of June 30, 2016 and March 31, 2016, 1,048,315 were issued and outstanding for.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 6, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of June 30, 2016 and March 31, 2016, 4,225,000 warrants were issued and outstanding.

Warrant activity for the three months ended June 30, 2016 is summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding March 31, 2016	5,273,315	$0.09	3.9	$—
Granted/Cancelled/Expired	—	—	—	—
Balance Outstanding at June 30, 2016	5,273,315	$0.09	3.6	$—
Exercisable at June 30, 2016	5,273,315	$0.09	3.6	$—

NOTE 8 – SUBSEQUENT EVENTS

Between October 2017 and November 2017, the Fiscal 2015 Convertible Notes defaulted due to non-payment at maturity date and between May 2018 and September 2018, the Fiscal 2016 Convertible Notes I and II defaulted due to non-payment at maturity date (see Note 6).

Between November 2019 through June 2020, the Company entered into loan agreements with an investor in the aggregate principal amount of $91,000. The loans bear interest rate of 6% and were due and payable two-years from the date of issuances.

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

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXchange, Inc. (“LegacyXchange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXchange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action-packed environment of a live auction. The Company is currently inactive and is seeking other business opportunities.

The Company’s articles authorize the Company to issue 190,000,000 shares of common stock and 10,000,000 shares of preferred stock, both at a par value of $0.001 per share.

The following table summarizes the results of operations for the three months ended June 30, 2016 and 2015 and is based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended June 30,
	2016	2015
Loss from operations	$(117,631)	$(159,848)
Other income, net	459,704	93,541
Net income (loss)	$342,073	$(66,307)

Revenue:

We did not generate any revenues from operations for the three months ended June 30, 2016 and 2015.

Operating expenses:

For the three months ended June 30, 2016 and 2015, operating expenses amounted to $117,631 and $159,848, respectively, a decrease of $42,217 or 26%. For the three months ended June 30, 2016 and 2015, operating expenses consisted of the following:

	For the Three Months Ended June 30,
	2016	2015
Compensation and related taxes	$31,036	$33,971
Professional and consulting fees	77,107	110,599
Other selling, general and administrative	9,488	15,278
Total	$117,631	$159,848

●	Compensation and related taxes:

For the three months ended June 30, 2016 and 2015, compensation and related taxes amounted to $31,036 and $33,971, respectively, a decrease of $2,935 or 9%. The decrease was primarily due to reduction in executive compensation.

●	Professional and consulting fees:

For the three months ended June 30, 2016 and 2015, professional and consulting fees amounted to $77,107 and $110,599, respectively, a decrease of $33,492 or 30%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

●	Other selling, general and administrative:

For the three months ended June 30, 2016 and 2015, other selling, general and administrative expenses amounted to $9,488 and $15,278, respectively, a decrease of $5,790, or 38%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

Loss from operations:

For the three months ended June 30, 2016 and 2015, loss from operations amounted to $117,631 and $159,848, respectively, a decrease of $42,217, or 26%. The change was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense, initial derivative expense and gains from the change in fair value of derivative liabilities.

For the three months ended June 30, 2016, total other income, net, amounted to $459,704 as compared to $93,541 for the three months ended June 30, 2015, an increase of $366,163 or 391%. The increase was attributable to an increase in the gain from change in fair value of derivative liabilities of $257,501 or 99%, decrease in initial derivative expense of $119,455, or 100%, for a total increase in other income of $376,956 offset by an increase in interest expense of $10,793, or 23%.

Net income (loss):

For the three months ended June 30, 2016, net income amounted to $342,073, or net income per common share of $0.01 basic and $(0.00) diluted as compared to $(66,307) net (loss), or net (loss) per common share of $(0.00) (basic and diluted) for the three months ended June 30, 2015, a change of $408,380, or 616%. The change was a result of the changes in operating expenses and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $958,818 and $0 of cash as of June 30, 2016 and working capital deficit of $1,300,891 and $4,209 of cash as of March 31, 2016.

			Three Months Ended June 30, 2016
	June 30, 2016	March 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$1,250	$65,826	$(64,576)	98%
Total current liabilities	(960,068)	(1,366,717)	406,649	30%
Working capital deficit:	$(958,818)	$(1,300,891)	$342,073	26%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $64,576 and a decrease in current liabilities of $406,649.

Cash Flow

A summary of cash flow activities is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Cash used in operating activities	$(15,364)	$(117,436)
Cash provided by financing activities	11,155	115,000
Net decrease in cash	$(4,209)	$(2,436)

Net cash used in operating activities:

Net cash flow used in operating activities was $15,364 for the three months ended June 30, 2016 as compared to $117,436 for three months ended June 30, 2015, a decrease of $102,072 or 87%.

●	Net cash flow used in operating activities for the three months ended June 30, 2016 primarily reflected our net income of $342,073 adjusted for the add-back on non-cash items such as amortization of debt discount of $41,572, gain from change in fair value of derivative liabilities of $517,001, write-off of obsolete inventory of $570, amortization of prepaid consulting fees of $9,797 and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $50,000, an increase in accounts payable of $22,369 and an increase in accrued liabilities of $35,256.

●	Net cash flow used in operating activities for three months ended June 30, 2015 primarily reflected our net loss $66,307 adjusted for the add-back on non-cash items such stock-based compensation of $14,045, amortization of debt discount of $35,122, initial fair value expense of derivative liabilities of $119,455, gain from change in fair value of derivative liabilities of $259,500, amortization of prepaid consulting fees of $11,355 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and current assets of $9,470, an increase in accounts payable $41,664 offset by a decrease in accrued liabilities of $3,800.

Cash provided by financing activities:

Net cash provided by financing activities was $11,155 for the three months ended June 30, 2016 as compared to $115,000 for the three months ended June 30, 2015, a decrease of $103,845 or 90%.

●	Net cash provided by financing activities for the three months ended June 30, 2016 consisted of $11,155 of net proceeds from loan payables.

●	Net cash provided by financing activities for the three months ended June 30, 2015 consisted of $115,000 of net proceeds from convertible notes, net of issuance cost.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income and net cash used in operating activities of $342,073 and $15,364, respectively, for the three months ended June 30, 2016. The net income was primarily attributed to the gain from the change in far value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,203,964, $958,818 and $958,818, respectively, at June 30, 2016. The Company had no revenues for the three months ended June 30, 2016, and we defaulted on our loans. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Common Stock for Debt Conversion

During the three months ended June 30, 2016 and 2015, the lenders did not convert any of the outstanding convertible notes.

Sales of Common Stock Pursuant to Subscription Agreements

During the three months ended June 30, 2016 and 2015, there were no sales of common stock.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended June 30, 2016 include assumptions used in valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the three months ended June 30, 2016.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company early adopted ASU 2014-12 during the three months ended June 30, 2016. The adoption of ASU 2014-12 did not have any material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company early adopted ASU 2014-15 during the three months ended June 30, 2016. The adoption of ASU 2014-15 did not have any material impact on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2016, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, there were no unregistered sales of our securities.

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Loans Payable

Between July 2015 through March 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $132,769. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans. As of March 31, 2016, these loans had outstanding principal and accrued interest of $132,769 and $2,751, respectively.

In April and May 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $11,155. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans.

As of June 30, 2016, these loans were in default and had outstanding principal and accrued interest of $143,924 and $6,324, respectively.

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $40,197, respectively. As of June 30, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $47,009, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I were in default and outstanding principal and accrued interest of $115,000 and $10,074, respectively. As of June 30, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $12,981, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II were in default and had outstanding principal and accrued interest of $96,250 and $5,203, respectively. As of June 30, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $7,635, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyXchange, Inc.
Date: December 16, 2020
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)