Form 10-Q
period 2016-12-31
LegacyXChange, Inc.
filed 2020-12-16
CIK 1423579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

LEGACYXCHANGE, INC.

Form 10-Q

December 31, 2016

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACYXCHANGE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$4,209
Prepaid expenses	-	61,047
Inventory	-	570

Total Current Assets	-	65,826

TOTAL ASSETS	$-	$65,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$130,878	$105,376
Accrued liabilities	245,410	120,157
Bank overdraft	70	-
Loans payable	143,924	132,769
Convertible notes, net of debt discount	332,161	207,442
Derivative liabilities	93,902	800,973

Total Current Liabilities	946,345	1,366,717

TOTAL LIABILITIES	946,345	1,366,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at December 31, 2016 and March 31, 2016	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 shares issued and outstanding at December 31, 2016 and March 31, 2016	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,191,491)	(10,546,037)

TOTAL STOCKHOLDERS’ DEFICIT	(946,345)	(1,300,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$65,826

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
REVENUE, NET	$-	$-	$-	$-

OPERATING EXPENSES
Compensation and related taxes	30,000	72,540	91,036	140,306
Professional and consulting fees	808	64,015	78,490	280,104
Other selling, general and administrative	(475)	11,459	10,629	37,030

TOTAL OPERATING EXPENSES	30,333	148,014	180,155	457,440

LOSS FROM OPERATIONS	(30,333)	(148,014)	(180,155)	(457,440)

OTHER INCOME (EXPENSE)
Interest expense	(57,536)	(56,366)	(172,370)	(219,990)
Initial derivative expense	-	(35,486)	-	(202,323)
Gain from change in fair value of derivative liabilities	93,029	766,240	707,071	1,022,446

TOTAL OTHER INCOME, NET	35,493	674,388	534,701	600,133

NET INCOME	$5,160	$526,374	$354,546	$142,693

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$0.01	$0.01	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	62,570,659	45,597,447	62,570,659	42,167,788
Diluted	119,864,293	95,398,915	119,864,293	92,198,662

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months Ended December 31, 2016 and 2015

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2016	-	$-	62,570,659	$62,571	$9,182,575	$(10,546,037)	$(1,300,891)

Net income	-	-	-	-	-	342,073	342,073

Balance at June 30, 2016	-	-	62,570,659	62,571	9,182,575	(10,203,964)	(958,818)

Net income	-	-	-	-	-	7,313	7,313

Balance at September 30, 2016	-	-	62,570,659	62,571	9,182,575	(10,196,651)	(951,505)

Net income	-	-	-	-	-	5,160	5,160

Balance at December 31, 2016	-	$-	62,570,659	$62,571	$9,182,575	$(10,191,491)	$(946,345)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015	-	$-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Common stock issued for services	-	-	705,000	705	38,285	-	38,990

Common stock issued for services - former related party	-	-	726,989	727	25,940	-	26,667

Net loss	-	-	-	-	-	(66,307)	(66,307)

Balance at June 30, 2015	-	-	38,383,154	38,383	8,396,431	(9,682,270)	(1,247,456)

Common stock issued for services	-	-	1,025,000	1,025	41,975	-	43,000

Common stock issued for services - former related party	-	-	181,818	182	9,818	-	10,000

Common stock issued for notes conversion	-	-	4,425,500	4,425	84,085	-	88,510

Common stock issued for conversion of accrued interest	-	-	539,584	540	10,252	-	10,792

Stock issued for loan fees	-	-	75,000	75	3,525	-	3,600

Reclassification of derivative liabilities upon notes conversion	-	-	-	-	188,327	-	188,327

Net loss	-	-	-	-	-	(317,374)	(317,374)

Balance at September 30, 2015	-	-	44,630,056	44,630	8,734,413	(9,999,644)	(1,220,601)

Common stock issued for services	-	-	5,343,182	4,500	47,725	-	52,225

Net income	-	-	-	-	-	526,374	526,374

Balance at December 31, 2015	-	$-	49,973,238	$49,130	$8,782,138	$(9,473,270)	$(642,002)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354,546	$142,693
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation expenses	-	124,233
Common stock issued for loan fees	-	3,600
Amortization of debt discount	124,719	178,751
Initial fair value expense of derivative liabilities	-	202,323
(Gain) from change in fair value of derivative liabilities	(707,071)	(1,022,446)
Write-off of obsolete inventory	570	-
Amortization of prepaid consulting fees	11,047	11,354
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,000	(1,970)
Accounts payable	25,502	106,752
Accrued and other liabilities	125,323	14,100

Net cash used in operating activities	(15,364)	(240,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	11,155	25,000
Proceeds from convertible notes, net of issuance cost	-	211,250

Net cash provided by financing activities	11,155	236,250

Net decrease in cash	(4,209)	(4,360)
Cash - Beginning of period	4,209	4,362
Cash - End of the period	$-	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for future services	$-	$45,825
Issuance of common stock for convertible debt and interest	$-	$99,302
Initial debt discount recorded on convertible notes		$211,250
Common stock issued for accrued liabilities	$-	$36,667
Reclassification of derivative liability upon note conversion	$-	$188,327

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements up to the period ending June 30, 2015 include the financial statement of its wholly-owned subsidiary, True2Bid, Inc. With the dissolution of this subsidiary in July 2, 2015, the financial statements for the three and nine months ended December 31, 2016 are no longer consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited consolidated financial statements, the Company had net income and net cash used in operating activities of $354,546 and $15,364, respectively, for the nine months ended December 31, 2016. The net income was primarily attributed to the gain from the change in far value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,191,491, $946,345 and $946,345, respectively, at December 31, 2016. The Company had no revenues for the nine months ended December 31, 2016, and we defaulted on our loans. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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
DECEMBER 31, 2016

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended December 31, 2016 include assumptions used in the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2016. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 6) and were as follows at December 31, 2016 and March 31, 2016:

	At December 31, 2016 (Unaudited)			At March 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$93,902	—	—	$800,973

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at March 31, 2016	$800,973
Initial valuation of derivative liabilities included in debt discount	—
Initial valuation of derivative liabilities expensed	—
Reclassification of derivative liabilities to gain (loss) on debt extinguishment upon conversion of debt	—
Gain from change in fair value of derivative liabilities	(707,071)
Balance at December 31, 2016	$93,902

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Cash and Cash Equivalents

For purposes of the unaudited statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2016 and March 31, 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2016 and March 31, 2016. The Company has not experienced any losses in such accounts through December 31, 2016.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. During the nine months ended December 31, 2016, the Company determined that the inventory of $570 was impaired and was written off. As of December 31, 2016 and March 31, 2016, the Company’s inventory was not significant as the Company was inactive during the nine months ended December 31, 2016.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the three and nine months ended December 31, 2016.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and March 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2016.

Shipping Costs

Shipping costs are included in other selling, general and administrative expense and totaled were not significant for the three and nine months ended December 31, 2016 and 2015.

Advertising

Advertising is expensed as incurred and is included in other selling, general and administrative expense. The Company did not incur any advertising expense for three and nine months ended December 31, 2016 and 2015.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Basic and Diluted Income (Loss) Per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2016 and 2015 were not included in the computation of dilutive income (loss) per common share because the effect would have been anti-dilutive:

	December 31,
	2016	2015
Stock warrants	5,273,315	5,273,315
Total	5,273,315	5,273,315

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculations for the three and nine period ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income	$5,160	$526,374	$354,546	$142,693
Add: Interest expense	57,536	56,366	172,370	219,990
Add: Initial derivative expense	—	35,486	—	202,323
Less: Gain from change in fair value of derivative liabilities	(93,029)	(766,240)	(707,071)	(1,022,446)
Adjusted net income (loss)	$(30,333)	$148,014	$(180,155)	$457,440

Denominator:
Weighted-average shares of common stock	62,570,659	67,095,860	62,570,659	63895,607
Dilutive effect of convertible notes	57,293,634	28,303,055	57,293,634	28,303,055
Diluted weighted-average of common stock	119,864,293	95,398,915	119,864,293	92,198,662

Net income (loss) per common share:
Basic	$0.00	$0.01	$0.01	$0.00
Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 3 – PREPAID EXPENSES

At December 31, 2016 and March 31, 2016, prepaid expenses consisted of the following:

	December 31, 2016	March 31, 2016
	(Unaudited)
Prepaid consulting fees	$—	$3,792
Prepaid stock-based consulting fee	—	7,255
Advance for investor relations fee	—	50,000
Total	$—	$61,047

NOTE 4 – ACCRUED LIABILITIES

At December 31, 2016 and March 31, 2016, accrued liabilities consisted of the following:

	December 31, 2016	March 31, 2016
	(Unaudited)
Accrued interest	$105,876	$58,225
Accrued professional fees	2,634	2,522
Accrued payroll taxes	29,727	28,690
Accrued executive and director compensation	107,173	30,720
Total	$245,410	$120,157

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

As of December 31, 2016, these loans were in default and had outstanding principal and accrued interest of $143,924 and $13,680, respectively. During the three and nine months ended December 31, 2016, the Company recorded interest expense of $3,678 and $10,928, respectively, on these loans. During the three and nine months ended December 31, 2015, the Company recorded interest expense of $630 and $4,819, respectively, on these loans.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At December 31, 2016 and March 31, 2016, convertible note consisted of the following:

	December 31, 2016	March 31, 2016
	(Unaudited)
Principal amount	$480,740	$480,740
Less: unamortized debt discount	(148,579)	(273,298)
Convertible notes payable, net	$332,161	$207,442

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $40,197, respectively. As of December 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $60,783, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $10,074, respectively. As of December 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $18,858, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $5,203, respectively. As of December 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $12,555, respectively.

During the three and nine months ended December 31, 2016, the Company recorded interest expense of $12,285 and $36,723 on these convertible notes.

During the three and nine months ended December 31, 2015, the Company recorded interest expense of $13,270 and $36,420 on these convertible notes.

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

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

At December 31, 2016 and 2015, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded gain on change on fair value of derivative liabilities of $707,071 and $1,022,446 for the nine months ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

December 31, 2016
Dividend rate	—%
Term (in years)	1.0 to 4.0 years
Volatility	246% to 292%
Risk—free interest rate	0.58% to 1.93%

For the three and nine months ended December 31, 2016, amortization of debt discounts related to the convertible notes amounted to $41,573 and $124,719, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

For the three and nine months ended December 31, 2015, amortization of debt discounts related to the convertible notes amounted to $42,466 and $178,751, respectively, which has been included in interest expense on the accompanying unaudited consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of December 31, 2016 and March 31, 2016, the Company did not have any preferred stock issued and outstanding.

Common Stock

Common stock issued for services

●	During the nine months ended December 31, 2016, the Company did not issue any shares of its common stock for services.

●	During the nine months ended December 31, 2015, the Company issued 1,730,000 shares of its common stock with and aggregate grant date value based on the closing bid price on the OTC of $81,990 or approximately $0.05 average per share, in exchange for services, pursuant to an agreement.

LEGACYXCHANGE, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Common stock issued to a former related party for services

●	During the nine months ended December 31, 2015 the Company issued 908,807 shares of its common stock with and aggregate grant date value based on the closing bid price on the OTC of $36,667 or approximately $0.04 average per share, in exchange for services, pursuant to an agreement.

Common stock issued for payment of loan fees

●	During the nine months ended December 31, 2015, the Company issued a total of 75,000 shares of common stock with grant date fair value based on the closing bid price on the OTC of $3,600 or approximately $0.05 per share, to a lender for loan fees.

Common stock issued for debt conversion

●	During the nine months ended December 31, 2015, the Company issued 4,965,084 shares of its common stock upon the conversion of principal note balances of $88,510 and accrued interest of $10,792.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase common shares for an exercise price of $0.40 per common share to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of December 31, 2016 and March 31, 2016, 1,048,315 warrants were issued and outstanding.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 6, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of December 31, 2016 and March 31, 2016, 4,225,000 warrants were issued and outstanding.

Warrant activity for the nine months ended December 31, 2016 are summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding March 31, 2016	5,273,315	$0.09	3.9	$—
Granted/Cancelled/Expired	—	—	—	—
Balance Outstanding at December 31, 2016	5,273,315	$0.09	3.1	$—
Exercisable at December 31, 2016	5,273,315	$0.09	3.1	$—

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

The following table summarizes the results of operations for the three and nine months ended December 31, 2016 and 2015 and is based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Loss from operations	$(30,333)	$(148,014)	$(180,155)	$(457,440)
Other income, net	35,493	674,388	534,701	600,133
Net income	$5,160	$526,374	$354,546	$142,693

Revenue:

We did not generate any revenues from operations for the three and nine months ended December 31, 2016 and 2015.

Operating expenses:

For the three months ended December 31, 2016 and 2015, operating expenses amounted to $30,333 and $148,014, respectively, a decrease of $117,681 or 80%. For the nine months ended December 31, 2016 and 2015, operating expenses amounted to $180,155 and $457,440, respectively, a decrease of $277,285 or 61%. For the three and nine months ended December 31, 2016 and 2015, operating expenses consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Compensation and related taxes	$30,000	$72,540	$91,036	$140,306
Professional and consulting fees	808	64,015	78,490	280,104
Other selling, general and administrative	(475)	11,459	10,629	37,030
Total	$30,333	$148,014	$180,155	$457,440

●	Compensation and related taxes:

For the three months ended December 31, 2016 and 2015, compensation and related taxes amounted to $30,000 and $72,540, respectively, a decrease of $42,540 or 59%. The decrease was primarily due to stock-based compensation of $25,000 in 2015.

For the nine months ended December 31, 2016 and 2015, compensation and related taxes amounted to $91,036 and $140,306, respectively, a decrease of $49,270 or 35%. The decrease was primarily due to stock-based compensation of $25,000 in 2015.

●	Professional and consulting fees:

For the three months ended December 31, 2016 and 2015, professional and consulting fees amounted to $808 and $64,015, respectively, a decrease of $63,207 or 99%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

For the nine months ended December 31, 2016 and 2015, professional and consulting fees amounted to $78,490 and $280,104, respectively, a decrease of $201,614 or 72%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

●	Other selling, general and administrative:

For the three months ended December 31, 2016 and 2015, other selling, general and administrative expenses amounted to $(475) and $11,459, respectively, a decrease of $11,934, or 104%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

For the nine months ended December 31, 2016 and 2015, other selling, general and administrative expenses amounted to $10,629 and $37,030, respectively, a decrease of $26,401, or 71%. The decrease was primarily attributable to the reduce in operational activities in 2016 compared to 2015.

Loss from operations:

For the three months ended December 31, 2016 and 2015, loss from operations amounted to $30,333 and $148,014, respectively, a decrease of $117,681, or 80%. The change was a result of the changes in operating expenses as discussed above.

For the nine months ended December 31, 2016 and 2015, loss from operations amounted to $180,155 and $457,440, respectively, a decrease of $277,285, or 61%. The change was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense, initial derivative expense and gain (loss) from change in fair value of derivative liabilities.

For the three months ended December 31, 2016, total other income, net, amounted to $35,493 as compared $674,388 for the three months ended December 31, 2015, a decrease of $638,895 or 95%. The decrease was attributable to decrease in initial derivative expense of $35,486, or 100%, decrease in the gain from change in fair value of derivative liabilities of $673,211 or 88% offset by an increase in interest expense of $1,170, or 2%.

For the nine months ended December 31, 2016, total other income, net, amounted to $534,701 as compared to $600,133 for the nine months ended December 31, 2015, a decrease of $65,432 or 11%. The decrease was attributable to decrease in initial derivative expense of $202,323, or 100%, decrease in interest expense of $47,620, or 22% for a total decrease in other (expense) of $ (249,943) offset by decrease in the gain from change in fair value of derivative liabilities of $315,375 or 31%.

Net income:

For the three months ended December 31, 2016, net income amounted to $5,160, or per common share of $0.00 basic and $(0.00) diluted as compared to $526,374 net income, or per common share of $0.01 basic and $(0.00) diluted for the three months ended December 31, 2015, a change of $521,214, or 99%. The change was a result of the changes in operating expenses and other income (expense) as discussed above.

For the nine months ended December 31, 2016, net income amounted to $354,546, or per common share of $0.01 basic and $(0.00) diluted as compared to $142,693 net income, or per common share of $0.00 basic and $(0.00) diluted for the nine months ended December 31, 2015, a change of 211,853, or 148%. The change was a result of the changes in operating expenses and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $946,345 and $0 of cash as of December 31, 2016 and working capital deficit of $1,300,891 and $4,209 of cash as of March 31, 2016.

			Nine Months Ended December 31, 2016
	December 31, 2016	March 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$—	$65,826	$(65,826)	100%
Total current liabilities	(946,345)	(1,366,717)	420,372	31%
Working capital deficit:	$(946,345)	$(1,300,891)	$354,546	27%

The decrease in working capital deficit was primarily attributable to a decrease in current assets of $65,826 and decrease in current liabilities of $420,372.

Cash Flow

A summary of cash flow activities is summarized as follows:

	Nine Months Ended December 31,
	2016	2015
Cash used in operating activities	$(15,364)	$(240,610)
Cash provided by financing activities	11,155	236,250
Net decrease in cash	$(4,209)	$(4,362)

Net cash used in operating activities:

Net cash flow used in operating activities was $15,364 for the nine months ended December 31, 2016 as compared to $240,610 for nine months ended December 31, 2015, a decrease of $225,246 or 94%.

●	Net cash flow used in operating activities for the nine months ended December 31, 2016 primarily reflected our net income of $354,549 adjusted for the add-back on non-cash items such as amortization of debt discount of $124,719, gain from change in fair value of derivative liabilities of $707,071, write-off of obsolete inventory of $570, amortization of prepaid consulting fees of $11,047 and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $50,000, an increase in accounts payable of $25,502 and an increase in accrued liabilities of $125,323.

●	Net cash flow used in operating activities for nine months ended December 31, 2015 primarily reflected our net income $142,693 adjusted for the add-back on non-cash items such stock-based compensation of $124,233, common stock issued for loan fees of $3,600, amortization of debt discount of $178,751, initial derivative expense of $202,323, gain from change in fair value of derivative liabilities of $1,022,446, amortization of prepaid consulting fees of $11,354 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and current assets of $1,970, an increase in accounts payable $106,752 and an increase in accrued liabilities of $14,100.

Cash provided by financing activities:

Net cash provided by financing activities was $11,155 for the nine months ended December 31, 2016 as compared to $236,250 for the nine months ended December 31, 2015, a decrease of $225,095 or 95%.

●	Net cash provided by financing activities for the nine months ended December 31, 2016 consisted of $11,155 of net proceeds from loan payables.

●	Net cash provided by financing activities for the nine months ended December 31, 2015 consisted of $211,250 of net proceeds from convertible debt, net of issuance cost and $25,000 proceeds from loan payables.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited financial statements, the Company had net income and net cash used in operating activities of $354,546 and $15,364, respectively, for the nine months ended December 31, 2016. The net income was primarily attributed to the gain from the change in far value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,191,491, $946,345 and $946,345, respectively, at December 31, 2016. The Company had no revenues for the nine months ended December 31, 2016, and we defaulted on our loans. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Common Stock for Debt Conversion

During the nine months ended December 31, 2016, the lenders did not convert any of the outstanding convertible notes.

During the nine months ended December 31, 2015, the Company issued 4,965,084 shares of its common stock upon the conversion of principal note balances of $88,510 and accrued interest of $10,792.

Sales of Common Stock Pursuant to Subscription Agreements

During the nine months ended December 31, 2016 and 2015, there were no sales of common stock.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended December 31, 2016 include assumptions used in the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2016. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the three and nine months ended December 31, 2016.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was not effective.

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

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2016, there were no unregistered sales of our securities.

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

As of December 31, 2016, these loans were in default and had outstanding principal and accrued interest of $143,924 and $13,680, respectively.

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $40,197, respectively. As of December 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $60,783, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $10,074, respectively. As of December 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $18,858, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $5,203, respectively. As of December 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $12,555, respectively. Currently, such convertible notes are in default due to non-payment at maturity date.

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