Form 10-K
period 2017-03-31
LegacyXChange, Inc.
filed 2020-12-23
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 30, 2016, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0045 on such date is $214,068.

As of December 21, 2020, there were 62,570,659 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

i

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

On July 10, 2012, the Company formed a new wholly owned subsidiary True2Bid, Inc. (“True2Bid”) which was incorporated in the state of Nevada. This subsidiary’s name was changed to LegacyXchange, Inc. (“LegacyXchange”) in December 2014. The Company continued to sell existing inventory of beauty products through May 2013 when the final inventory was sold. LegacyXchange operates an online e-commerce platform focused on delivering users a wide array of sports and entertainment related products that can be won in an action-packed environment of a live auction. The Company is currently inactive and management is seeking other business opportunities.

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

	High	Low
Fiscal Year 2017
First Quarter ended June 30, 2016	$0.04	$0.005
Second Quarter ended September 30, 2016	$0.01	$0.003
Third Quarter ended December 31, 2016	$0.01	$0.003
Fourth Quarter Ended March 31, 2017	$0.01	$0.002

Fiscal Year 2016
First Quarter ended June 30, 2015	$0.07	$0.04
Second Quarter ended September 30, 2015	$0.06	$0.04
Third Quarter ended December 31, 2015	$0.05	$0.01
Fourth Quarter Ended March 31, 2016	$0.04	$0.01

Holders of Common Stock

As of December 21, 2020, there were approximately 80 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Cash Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended March 31, 2017, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

During the three months ended March 31, 2017, there were no unregistered sales of our securities.

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

The following table summarizes the results of operations for the years ended March 31, 2017 and 2016 and is based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this annual report.

	For the Years Ended March 31,
	2017	2016
Loss from operations	$(213,060)	$(745,943)
Other income (expense), net	491,248	(184,131)
Net income (loss)	$278,188	$(930,074)

Revenue and gross loss:

We did not generate any revenues from operations during the years ended March 31, 2017 and 2016.

Operating expenses:

For the years ended March 31, 2017 and 2016, operating expenses amounted to $213,060 and $745,943, respectively, a decrease of $532,883 or 71%. For the years ended March 31, 2017 and 2016, operating expenses consisted of the following:

	For the Years Ended March 31,
	2017	2016
Compensation and related taxes	$121,036	$283,500
Professional and consulting fees	80,290	413,543
Other selling, general and administrative	11,734	48,900
Total	$213,060	$745,943

●	Compensation and related taxes:

For the years ended March 31, 2017 and 2016, compensation and related taxes amounted to $121,036 and $283,500, respectively, a decrease of $162,464 or 57%. The decrease was primarily attributable to a decrease in stock-based compensation to an executive and director in the amount of $139,000 during fiscal year 2016.

●	Professional and consulting fees:

For the years ended March 31, 2017 and 2016, professional and consulting fees amounted to $80,290 and $413,543, respectively, a decrease of $333,253 or 81%. The decrease was primarily attributable to the decrease in our operational activities in fiscal year 2017.

●	Other selling, general and administrative:

For the years ended March 31, 2017 and 2016, other selling, general and administrative expenses amounted to $11,734 and $48,900, respectively, a decrease of $37,166, or 76%. The decrease was primarily attributable to decrease in our operational activities in fiscal year 2017.

Loss from operations:

For the years ended March 31, 2017 and 2016, loss from operations amounted to $213,060 and $745,943, respectively, a decrease of $532,883, or 71%. The decrease was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense, initial derivative expense, gain (loss) from change in fair value of derivative liabilities and loss on debt extinguishment.

For the year ended March 31, 2017, total other income (expense), net, amounted to $491,248 as compared to $(184,131) for the year ended March 31, 2016, a change of $675,379. The change in other income (expense), was attributable to a decrease in interest expense of $101,886, or 31%, decrease in initial derivative expense of $192,151, or 100% and decrease in loss on debt extinguishment of $87,363 or 100%, for a total decrease in other (expense) of $(381,400) and an increase on other income from the gain from change in fair value of derivative liabilities of $293,979 or 69%.

Net income (loss):

For the year ended March 31, 2017, net income amounted to $278,188, or per common share income (loss) of $0.00 basic and $(0.00) diluted as compared to $(930,074) net (loss), or per common share (loss) of $(0.02) (basic and diluted) for the year ended March 31, 2016, a change of $1,208,262, or 130%. The change was a result of the changes in operating expenses and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,022,703 and $0 of cash as of March 31, 2017 and working capital deficit of $1,300,891 and $4,209 of cash as of March 31, 2016.

	March 31, 2017	March 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$—	$65,826	$(65,826)	100%
Total current liabilities	(1,022,703)	(1,366,717)	344,014	25%
Working capital deficit:	$(1,022,703)	$(1,300,891)	$278,188	21%

The decrease in working capital deficit was primarily attributable to decrease in current assets of $65,826 and decrease in current liabilities of $344,014.

Cash Flow

A summary of cash flow activities is summarized as follows:

	Year Ended March 31,
	2017	2016
Cash used in operating activities	$(15,364)	$(344,172)
Cash provided by financing activities	11,155	344,019
Net decrease in cash	$(4,209)	$(153)

Net cash used in operating activities:

Net cash flow used in operating activities was $15,364 for the year ended March 31, 2017 as compared to $344,172 for the year ended March 31, 2016, a decrease of $328,808 or 96%.

●	Net cash flow used in operating activities for the year ended March 31, 2017 primarily reflected our net income of $278,188 adjusted for the add-back on non-cash items such amortization of debt discount of $166,292, gain from change in fair value of derivative liabilities of $720,808, write-off of obsolete inventory of $570, amortization of prepaid consulting fees of $11,047 and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $50,000 offset by an increase in accounts payable of $28,477 and an increase in accrued liabilities of $170,870.

●	Net cash flow used in operating activities for the year ended March 31, 2016 primarily reflected our net loss of $930,074 adjusted for the add-back on non-cash items such as stock-based compensation expense $163,500, common stock issued for services and loan fees of $220,140, loss on debt extinguishment of $87,363, amortization of debt discount of $267,865, initial fair value expense of derivative liabilities of $192,151, gain from change in fair value of derivative liabilities of $426,829, amortization of prepaid consulting fees of $18,104 and the changes in operating assets and liabilities primarily consisting of an increase in prepaid expenses and other current assets of $50,920, an increase in accounts payable of $60,679 and an increase in accrued liabilities of $53,849.

Cash provided by financing activities:

Net cash provided by financing activities was $11,155 for the year ended March 31, 2017 as compared to $344,019 for the year ended March 31, 2016, a decrease of $332,864 or 97%.

●	Net cash provided by financing activities for the year ended March 31, 2017 consisted of $11,155 of net proceeds from loan payable.

●	Net cash provided by financing activities for the year ended March 31, 2016 consisted of $132,769 of net proceeds from loan payable and $211,250 of net proceeds from convertible debt, net of issuance cost.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income and net cash used in operating activities of $278,188 and $15,364, respectively, for the year ended March 31, 2017. The net income was primarily attributed to the gain from the change in fair value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,267,849, $1,022,703 and $1,022,703, respectively, at March 31, 2017. The Company had no revenues for the year ended March 31, 2017. Our notes payable and certain convertible notes are currently in default. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Common Stock for Debt Conversion

During the year ended March 31, 2017, the lenders did not convert any of the outstanding convertible notes.

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

During the year ended March 31, 2017 and 2016, there were no sales of common stock.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2017 and 2016 include assumptions used in estimation of deferred tax valuation allowances and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2017. Accordingly, the estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues for the years ended March 31, 2017 and 2016.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe this will have any material impact on the Company’s financial statements.

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

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2017, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
William Bollander	47	Chief Executive Officer/President/Director/Secretary/Treasurer

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

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2017 and 2016 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander: Chief Executive Officer,	2017	120,000	(1)	—		—	—	—	—	120,000
President and Director (1)	2016	120,000	(1)	114,000	(2)	—	—	—	—	234,000

(1)	William Bollander serves as our Chief Executive Officer, Chief Financial Officer, President and sole Director~~.~~ Mr. Bollander has no employment agreement with the Company and has an annual salary of $120,000. As of March 31, 2017, Mr. Bollander had $132,423 of his salary accrued and payable of which $12,423 were for fiscal year 2016 and $120,000 are for fiscal year 2017.
(2)	Represents the $114,000 grant date fair value of the 6,000,000 shares of the Company’s common stock granted to Mr. Bollander in February 2016, as bonus for the fiscal year 2016.

Compensation of Management

We have no contractual arrangements with any executives or directors.

Outstanding Equity Awards at 2017 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of March 31, 2017, for each named executive officer.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal years ended March 31, 2017 and 2016:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William	2017	—	—	—	—	—	—	—	—
Bollander (1)	2016	—	—	—	—	—	—	—	—

Chris
Jarvis (2)	2016	4,500	24,500	—	—	—	—	—	29,000

(1)	William Bollander became the sole member of the Board of Directors director of the Company and did not receive cash compensation for such position.
(2)	Effective April 30, 2016, Chris Jarvis resigned as member of the Board of Directors. our former Director, was compensated for his service as our Director.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of December 21, 2020, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Outstanding Shares (%)
Five Percent Stockholders:
William Bollander (1)	15,000,000	24.0%
Ascendant Partners LLC (2)	13,362,611	16.5%
Red Clover Capital LLC (3)	4,194,444	5.2%

Named Executive Officers and Directors:
William Bollander (1)	15,000,000	18.5%

1.	Represents the 15,000,000 shares of commons stock held by Mr. Bollander.

2.	Ascendant Partners LLC (“Ascendant”) and Ascendant’s managing member Richard Galierio may be deemed to beneficially own shares of common stock beneficially owned by Ascendant, including shares issuable to Ascendant upon conversion of a series of convertible notes. The address of the principal business office of Ascendant is 112 Serpentine Dr, Morganville, NJ 07751. Voting and dispositive power with respect to the shares owned by Ascendant is exercised by Mr. Galierio. Ascendant disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Ascendant. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Ascendant and Mr. Galierio may be deemed to beneficially own or control the shares owned by Ascendant. Includes 12,586,639 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

3.	Red Clover Capital LLC (“Red Clover”) and Red Clover’s managing member Roger Ralston may be deemed to beneficially shares of common stock beneficially owned by Red Clover, including shares issuable to Red Clover upon conversion of a series of convertible notes. The address of the principal business office of Red Clover is 40 Wall St., 62nd Floor, New York, NY 10005. Voting and dispositive power with respect to the shares owned by Red Clover is exercised by Mr. Ralston. Red Clover disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Red Clover. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Red Clover and Mr. Ralston may be deemed to beneficially own or control the shares owned by Red Clover. Includes 4,600,000 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2017 and 2016 for professional services rendered by our independent registered public accounting firm, Salberg and Company, P.A.:

	Years Ended March 31,
Fees	2017	2016
Audit Fees	$3,800	$13,660
Audit Related Fees	—	488
Tax Fees	—	—
All other fees	—	—
Total	$3,800	$14,148

Audit Fees

Audit fees were for professional services rendered for the audits of our annual consolidated financial statements and for review of our quarterly consolidated financial statements during the fiscal years ended March 31, 2017 and 2016.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended March 31, 2017 and 2016, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2017 and 2016 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-16.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
3.1	Articles of Incorporation*

3.5	Bylaws***

2.1	Subsidiary of Registrant*

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Chief Financial Officer) **

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) **

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed as exhibit to Form S-1 Registration Statement filed on February 2, 2015.
**	Filed herein
***	Previously filed as exhibit to Form S-1 Registration Statement filed on March 20, 2015.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyXchange, Inc.
Date: December 23, 2020
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bollander	Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive, Financial and Accounting Officer)	December 23, 2020
William Bollander

LEGACYXCHANGE, INC

INDEX TO FINANCIAL STATEMENTS

March 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

LegacyXChange, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LegacyXChange, Inc. (the “Company”) as of March 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements, the Company had net cash used in operating activities of $15,364 for the year ended March 31, 2017. The Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $10,267,849, $1,022,703 and $,1022,703, respectively, at March 31, 2017. The Company had no revenue for the year ended March 31, 2017 and has defaulted on their debt. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

December 23, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

LEGACYXCHANGE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$-	$4,209
Prepaid expenses	-	61,047
Inventory	-	570

Total Current Assets	-	65,826

TOTAL ASSETS	$-	$65,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$133,853	$105,376
Accrued liabilities	291,027	120,157
Loans payable	143,924	132,769
Convertible notes, net of debt discount	373,734	207,442
Derivative liabilities	80,165	800,973

Total Current Liabilities	1,022,703	1,366,717

TOTAL LIABILITIES	1,022,703	1,366,717

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No shares issued or outstanding at March 31, 2017 and 2016	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 shares issued and outstanding at March 31, 2017 and 2016	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,267,849)	(10,546,037)

TOTAL STOCKHOLDERS’ DEFICIT	(1,022,703)	(1,300,891)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$65,826

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016
REVENUE, NET	$-	$-

OPERATING EXPENSES
Compensation and related taxes	121,036	283,500
Professional and consulting fees	80,290	413,543
Other selling, general and administrative	11,734	48,900

TOTAL OPERATING EXPENSES	213,060	745,943

LOSS FROM OPERATIONS	(213,060)	(745,943)

OTHER INCOME (EXPENSE)
Interest expense	(229,560)	(331,446)
Initial derivative expense	-	(192,151)
Gain from change in fair value of derivative liabilities	720,808	426,829
Loss on debt extinguishment	-	(87,363)

TOTAL OTHER INCOME (EXPENSE), NET	491,248	(184,131)

NET INCOME (LOSS)	$278,188	$(930,074)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.00	$(0.02)
Diluted	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	62,570,659	45,480,922
Diluted	121,066,143	45,480,922

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2015	-	-	36,951,165	$36,951	$8,332,206	$(9,615,963)	$(1,246,806)

Stock-based compensation	-	-	10,500,000	10,500	153,000	-	163,500

Common stock issued for services	-	-	5,230,000	5,230	145,985	-	151,215

Common stock issued for services - former related party	-	-	2,083,410	2,084	54,583	-	56,667

Common stock issued upon conversion of convertible debt and interest	-	-	7,065,084	7,065	296,957	-	304,022

Common stock issued for loan fees	-	-	741,000	741	11,517	-	12,258

Reclassification of derivative liabilities upon notes conversion	-	-	-	-	188,327	-	188,327

Net loss	-	-	-	-	-	(930,074)	(930,074)

Balance at March 31, 2016	-	-	62,570,659	62,571	9,182,575	(10,546,037)	(1,300,891)

Net income	-	-	-	-	-	278,188	278,188

Balance at March 31, 2017	-	-	62,570,659	$62,571	$9,182,575	$(10,267,849)	$(1,022,703)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$278,188	$(930,074)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Stock-based compensation expenses	-	163,500
Common stock issued for services	-	207,882
Common stock issued for loan fees	-	12,258
Loss on debt extinguishment	-	87,363
Amortization of debt discount	166,292	267,865
Initial fair value of derivative liabilities	-	192,151
Gain from change in fair value of derivative liabilities	(720,808)	(426,829)
Write-off of obsolete inventory	570	-
Amortization of prepaid consulting fees	11,047	18,104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	50,000	(50,920)
Accounts payable	28,477	60,679
Accrued liabilities	170,870	53,849

Net cash used in operating activities	(15,364)	(344,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	11,155	132,769
Proceeds from convertible notes, net of issuance cost	-	211,250

Net cash provided by financing activities	11,155	344,019

Net decrease in cash	(4,209)	(153)
Cash - Beginning of year	4,209	4,362
Cash - End of the year	$-	$4,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for convertible debt and interest	$-	$141,302
Increase in debt discount from derivative liabilities	$-	$211,250
Reclassification of derivative liability upon note conversion	$-	$188,327

The accompanying notes are an integral part of these consolidated financial statements.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, True2Bid, Inc. (“True2Bid”) up until the dissolution of True2Bid on July 2, 2015, at which point the financial statements were no longer consolidated. All intercompany accounts and transactions have been eliminated in consolidation

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income and net cash used in operating activities of $278,188 and $15,364, respectively, for the year ended March 31, 2017. The net income was primarily attributed to the gain from the change in fair value of derivative liabilities. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,267,849, $1,022,703 and $1,022,703, respectively, at March 31, 2017. The Company had no revenues for the year ended March 31, 2017. Our notes payable and certain convertible notes are currently in default. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2017 and 2016 include assumptions used in assessing estimates of deferred tax valuation allowances and the valuation of derivative liabilities.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 6) were as follows at March 31, 2017 and 2016:

	At March 31, 2017			At March 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$80,165	—	—	$800,973

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended March 31,
	2017	2016
Balance at beginning of year	$800,973	$1,088,085
Initial valuation of derivative liabilities included in debt discount	—	211,250
Initial valuation of derivative liabilities expensed	—	192,151
Reclassification of derivative liabilities to equity upon conversion of debt	—	(188,327)
Reclassification of derivative liabilities to gain on debt extinguishment upon conversion of debt*	—	(75,357)
Gain from change in fair value of derivative liabilities	(720,808)	(426,829)
Balance at end of year	$80,165	$800,973

*	The derivative liabilities related to the note conversions were reclassified were reclassified to equity during the period prior to the three months ended March 31, 2016 and to gain on debt extinguishment during the three months ended March 31, 2016. The Company believes the accounting for these conversions under debt extinguishment accounting is preferable.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2017 and 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2017 and 2016. The Company has not experienced any losses in such accounts through March 31, 2017.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. During the year ended March 31, 2017, the Company determined that the inventory of $570 was impaired and was written off. As of March 31, 2017 and 2016, the Company’s inventory was not significant as the Company was inactive during year ended March 31, 2017.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company did not have revenues from operations for the year ended March 31, 2017 and 2016.

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

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2017, and 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2017.

Basic and Diluted Income (Loss) Per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2017 and 2016 were not included in the computation of dilutive income (loss) per common share because the effect would have been anti-dilutive:

	March 31,
	2017	2016
Stock warrants	5,273,315	5,273,315
Convertible notes	58,495,484	53,621,314
Total	121,066,143	58,894,629

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculations for the year ended March 31, 2017:

March 31, 2017
Numerator:
Net income	$278,188
Add: Interest expense	229,560
Less: Gain from change in fair value of derivative liabilities	(720,808)
Adjusted net income (loss)	$(213,060)

Denominator:
Weighted-average shares of common stock	62,570,659
Dilutive effect of convertible notes	58,495,484
Diluted weighted-average of common stock	121,066,143

Net income (loss) per common share:
Basic	$0.00
Diluted	$(0.00)

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

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – PREPAID EXPENSES

At March 31, 2017 and 2016, prepaid expenses consisted of the following:

	March 31,
	2017	2016
Prepaid consulting fees	$—	$3,792
Prepaid stock-based consulting fee	—	7,255
Advance for investor relations fee	—	50,000
Total	$—	$61,047

NOTE 4 – ACCRUED LIABILITIES

At March 31, 2017 and 2016, accrued liabilities consisted of the following:

	March 31,
	2017	2016
Accrued interest	$121,493	$58,225
Accrued professional fees	2,634	2,522
Accrued payroll taxes	29,727	28,690
Accrued executive and director compensation	137,173	30,720
Total	$291,027	$120,157

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

As of March 31, 2017, these loans were in default and had outstanding principal and accrued interest of $143,924 and $17,278, respectively. During the years ended March 31, 2017 and 2016, the Company recorded interest expense of $14,527 and $2,751, respectively, on these loans.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

NOTE 6 – CONVERTIBLE NOTES PAYABLE

At March 31, 2017 and 2016, convertible notes consisted of the following:

	March 31,
	2017	2016
Principal amount	$480,740	$480,740
Less: unamortized debt discount	(107,006)	(273,298)
Convertible notes payable, net	$373,734	$207,442

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. During the year ended March 31, 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2016, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $40,197, respectively. As of March 31, 2017, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $67,520, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $10,074, respectively. As of March 31, 2017, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $21,733, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2016, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $5,203, respectively. As of March 31, 2017, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $14,961, respectively.

During the year ended March 31, 2017 and 2016, the Company recorded interest expense of $48,741 and $48,572, respectively, on these convertible notes.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

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

At March 31, 2017 and 2016, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded gain from change on fair value of derivative liabilities of $720,808 and $426,829 for the years ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and 2016, the fair value of the derivative liabilities was estimated using the Binomial option-pricing model with the following assumptions:

	2017	2016
Dividend rate	—%	—%
Term (in years)	1.8 to 3.0 years	2.5 to 3.0 years
Volatility	282% to 293%	177% to 282%
Risk—free interest rate	1.27% to 1.93%	0.83% to 1.21%

For the years ended March 31, 2017 and 2016, amortization of debt discounts related to the convertible notes amounted to $166,292 and $267,865, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of March 31, 2017 and 2016, the Company did not have any preferred stock issued and outstanding.

Common Stock

Common stock issued for stock-based compensation

●	During the year ended March 31, 2017, the Company did not issue any shares of its common stock for stock-based compensation.

●	During the year ended March 31, 2016, the Company issued an aggregate of 10,500,000 shares of its common stock to an executive and director, with aggregate grant date fair value based on the closing bid price on the OTC of $163,500 or approximately $0.02 average per share, as bonus.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

Common stock issued for services

●	During the year ended March 31, 2017, the Company did not issue any shares of its common stock for services.

●	During the year ended March 31, 2016, the Company issued an aggregate of 5,230,000 shares of its common stock with aggregate grant date fair value based on the closing bid price on the OTC of $151,215 or approximately $0.03 average per share, in exchange for services, pursuant to an agreement.

Common stock issued for payment of loan fees

●	During the year ended March 31, 2017, the Company did not issue shares of its commons stock for loan fees.

●	During the year ended March 31, 2016, the Company issued an aggregate of 741,000 shares of common stock with aggregate grant date fair value based on the closing bid price on the OTC of $12,258 or approximately $0.02 per share, to a lender for loan fees.

Common stock issued for debt conversion

●	During the year ended March 31, 2017, the Company did not issue shares of its commons stock for debt conversion.

●	During the year ended March 31, 2016, the Company issued 7,065,084 shares of its common stock upon the conversion of principal note balances of $130,510 and accrued interest of $10,792. These shares of common stock had an aggregate fair value based on the closing bid price on the OTC of $304,022 and the difference between the aggregate fair value and the aggregate converted amount of $141,302 resulted in a loss on debt extinguishment at the time of conversion of $162,720 and $75,357 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

Common stock issued to a former related party for services

●	During the year ended March 31, 2016, the Company issued an aggregate of 2,083,410 shares of its common stock with aggregate grant date fair value based on the closing bid price on the OTC of $56,667 or approximately $0.03 average per share, in exchange for services, pursuant to an agreement.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase shares of Company’s common stock for an exercise price of $0.40 per common share, to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of March 31, 2017 and 2016, 1,048,315 warrants were issued and outstanding.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 6, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2017 and 2016, 4,225,000 warrants were issued and outstanding.

LEGACYXCHANGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and 2016

Warrant activity for the years ended March 31, 2017 and 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at March 31, 2015	1,048,315	$0.40	3.1	$—
Issued in connection with convertible notes	4,225,000	$0.01	4.3	$—
Balance Outstanding at March 31, 2016	5,273,315	$0.09	3.9	$—
Granted/Cancelled/Expired	—	$—	—	$—
Balance Outstanding at March 31, 2017	5,273,315	$0.09	2.9	$—
Exercisable at March 31, 2017	5,273,315	$0.09	2.9	$—

NOTE 8 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at March 31, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2017 and 2016 were as follows:

	Years Ended March 31,
	2017	2016
Income tax expense (benefit) at U.S. statutory rate of 34%	$94,584	$(316,225)
Income tax benefit - State	13,909	(46,504)
Non-deductible expenses (income)	(216,261)	67,129
Change in valuation allowance	107,768	295,600
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset at March 31, 2017 and 2016 was as follows:

	Years Ended March 31,
Deferred Tax Asset:	2017	2016
Net operating losses	$1,451,305	$1,343,538
Valuation allowance	(1,451,305)	(1,343,538)
Net deferred tax asset	$—	$—

The net operating loss carryforward was $3,721,296 and $3,444,968 at March 31, 2017 and 2016, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended March 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The change in the allowance was $107,768 and $295,600 for the years ended March 31, 2017 and 2016, respectively. The potential tax benefit arising from the loss carryforward will expire through 2037.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017, 2016 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 9 – SUBSEQUENT EVENTS

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