Form 10-K
period 2018-03-31
LegacyXChange, Inc.
filed 2021-01-07
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 29, 2017, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0016 on such date is $76,113.

As of January 6, 2020, there were 62,570,659 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

	High	Low
Fiscal Year 2018
First Quarter ended June 30, 2017	$0.02	$0.001
Second Quarter ended September 30, 2017	$0.02	$0.001
Third Quarter ended December 31, 2017	$0.02	$0.001
Fourth Quarter Ended March 31, 2018	$0.02	$0.001

Fiscal Year 2017
First Quarter ended June 30, 2016	$0.04	$0.005
Second Quarter ended September 30, 2016	$0.01	$0.003
Third Quarter ended December 31, 2016	$0.01	$0.003
Fourth Quarter Ended March 31, 2017	$0.01	$0.002

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

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended March 31, 2018, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

During the three months ended March 31, 2018, there were no unregistered sales of our securities.

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

The following table summarizes the results of operations for the years ended March 31, 2018 and 2017 and is based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this annual report.

	For the Years Ended March 31,
	2018	2017
Loss from operations	$(78,425)	$(213,060)
Other income (expense), net	(74,000)	491,248
Net income (loss)	$(152,425)	$278,188

Revenue and gross loss:

We did not generate any revenues from operations for the during the years ended March 31, 2018 and 2017.

Operating expenses:

For the years ended March 31, 2018 and 2017, operating expenses amounted to $78,425 and $213,060, respectively, a decrease of $134,635 or 63%. For the years ended March 31, 2018 and 2017, operating expenses consisted of the following:

	For the Years Ended March 31,
	2018	2017
Compensation and related taxes	$75,000	$121,036
Professional and consulting fees	2,550	80,290
Other selling, general and administrative	875	11,734
Total	$78,425	$213,060

●	Compensation and related taxes:

For the years ended March 31, 2018 and 2017, compensation and related taxes amounted to $75,000 and $121,036, respectively, a decrease of $46,036 or 38%. The decrease resulted from the reduction of the CEO’s annual salary effective July 2017.

●	Professional and consulting fees:

For the years ended March 31, 2018 and 2017, professional and consulting fees amounted to $2,550 and $80,290, respectively, a decrease of $77,740 or 97%. The decrease was primarily attributable to the decrease in our operational activities in fiscal year 2018.

●	Other selling, general and administrative:

For the years ended March 31, 2018 and 2017, other selling, general and administrative expenses amounted to $875 and $11,734, respectively, a decrease of $10,859, or 93%. The decrease was primarily attributable to decrease in our operational activities in fiscal year 2018.

Loss from operations:

For the years ended March 31, 2018 and 2017, loss from operations amounted to $78,425 and $213,060, respectively, a decrease of $134,635 or 63%. The decrease was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense and gain from the change in fair value of derivative liabilities.

For the year ended March 31, 2018, total other income (expense), net, amounted to $(74,000) as compared to $491,248 for the year ended March 31, 2017, a change of $565,248 or 115%. The change in other income (expense), was attributable to a decrease in interest expense of $80,869, or 35% and a decrease in gain from change in fair value of derivative liabilities of $646,117 or 90%.

Net income (loss):

For the year ended March 31, 2018, net (loss) amounted to $(152,425), or per common share (loss) of $(0.00) (basic and diluted) as compared to $278,188 net income, or per common share income of $0.00 basic and $(0.00) diluted for the year ended March 31, 2017, a change of $430,613, or 155%. The change was a result of the changes in operating expenses and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,175,128 and $0 of cash as of March 31, 2018 and working capital deficit of $1,022,703 and $0 of cash as of March 31, 2017.

	March 31, 2018	March 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$—	$—	$—	—%
Total current liabilities	(1,175,128)	(1,022,703)	(152,425)	15%
Working capital deficit:	$(1,175,128)	$(1,022,703)	$(152,425)	15%

The increase in working capital deficit was primarily attributable to an increase in current liabilities of $152,425.

Cash Flow

A summary of cash flow activities is summarized as follows:

	Year Ended March 31,
	2018	2017
Cash used in operating activities	$—	$(15,364)
Cash provided by financing activities	—	11,155
Net decrease in cash	$—	$(4,209)

Net cash used in operating activities:

Net cash flow used in operating activities was $0 for the year ended March 31, 2018 as compared to $15,364 for the year ended March 31, 2017, a decrease of $15,364 or 100%.

●	Net cash flow used in operating activities for the year ended March 31, 2018 primarily reflected our net loss of $152,425 adjusted for the add-back on non-cash items such amortization of debt discount of $85,357, gain from change in fair value of derivative liabilities of $74,691 and the changes in operating assets and liabilities primarily consisting of an increase in accounts payable of $3,425 and an increase in accrued liabilities of $138,334.

●	Net cash flow used in operating activities for the year ended March 31, 2017 primarily reflected our net income of $278,188 adjusted for the add-back on non-cash items such amortization of debt discount of $166,292, gain from change in fair value of derivative liabilities of $720,808, write-off of obsolete inventory of $570, amortization of prepaid consulting fees of $11,047 and the changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $50,000 offset by an increase in accounts payable of $28,477 and an increase in accrued liabilities of $170,870.

Cash provided by financing activities:

Net cash provided by financing activities was $0 for the year ended March 31, 2018 as compared to $11,155 for the year ended March 31, 2017, a decrease of $11,155 or 100%.

●	Net cash provided by financing activities for the year ended March 31, 2017 consisted of $11,155 of net proceeds from loan payable as compared to nil for the year ended March 31, 2018.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, the Company had net loss of $152,425 for the year ended March 31, 2018. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,420,274, $1,175,128 and $1,175,128, respectively, at March 31, 2018. The Company had no revenues for the year ended March 31, 2018, and we defaulted on our loans and certain convertible notes. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2018 and 2017 include assumptions used in estimation of deferred tax valuation allowances and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company adopted ASU 2014-09 during the three months ended March 31, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues for the years ended March 31, 2018 and 2017.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU 2018-07 during the three months ended March 31, 2018. The adoption of ASU 2018-07 did not have any material impact on the Company’s financial statements.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
William Bollander	48	Chief Executive Officer/President/Director/Secretary/Treasurer

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

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2018 and 2017 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander: Chief Executive Officer,	2018	75,000	(1)	—	—	—	—	—	75,000
President and Director (1)	2017	120,000	(1)	—	—	—	—	—	120,000

(1)	William Bollander serves as our Chief Executive Officer, Chief Financial Officer, President and sole Director. Mr. Bollander has no employment agreement with the Company and his annual salary was reduced from $120,000 to $60,000 effective July 2017. As of March 31, 2018, Mr. Bollander had $212,173 of his salary accrued and payable of which $75,000 were for fiscal year 2018 and $137,173 are for prior fiscal years.

Compensation of Management

We have no contractual arrangements with any executives or directors.

Outstanding Equity Awards at 2018 Fiscal Year-End for Named Executive Officers

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal years ended March 31, 2018 and 2017:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William	2018	—	—	—	—	—	—	—	—
Bollander (1)	2017	—	—	—	—	—	—	—	—

(1)	William Bollander became the sole member of the Board of Directors director of the Company and did not receive cash compensation for such position.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of January 4, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Outstanding Shares (%)
Five Percent Stockholders:
William Bollander(1)	15,000,000	24.0%
Ascendant Partners LLC(2)	15,410,667	24.6%
Red Clover Capital LLC(3)	5,005,556	8.0%

Named Executive Officers and Directors:
William Bollander(1)	15,000,000	24.0%

1.	Represents the 15,000,000 shares of commons stock held by Mr. Bollander.

2.	Ascendant Partners LLC (“Ascendant”) and Ascendant’s managing member Richard Galierio may be deemed to beneficially own shares of common stock beneficially owned by Ascendant, including shares issuable to Ascendant upon conversion of a series of convertible notes. The address of the principal business office of Ascendant is 112 Serpentine Dr, Morganville, NJ 07751. Voting and dispositive power with respect to the shares owned by Ascendant is exercised by Mr. Galierio. Ascendant disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Ascendant. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Ascendant and Mr. Galierio may be deemed to beneficially own or control the shares owned by Ascendant. Includes an estimated of 13,610,667 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

3.	Red Clover Capital LLC (“Red Clover”) and Red Clover’s managing member Roger Ralston may be deemed to beneficially shares of common stock beneficially owned by Red Clover, including shares issuable to Red Clover upon conversion of a series of convertible notes. The address of the principal business office of Red Clover is 40 Wall St., 62nd Floor, New York, NY 10005. Voting and dispositive power with respect to the shares owned by Red Clover is exercised by Mr. Ralston. Red Clover disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Red Clover. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Red Clover and Mr. Ralston may be deemed to beneficially own or control the shares owned by Red Clover. Includes an estimated of 5,005,556 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

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

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of the NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, we have no independent directors pursuant to the requirements of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2018 and 2017 for professional services rendered by our independent registered public accounting firm, Salberg and Company, P.A.:

	Years Ended March 31,
Fees	2018	2017
Audit Fees	$3,800	$3,800
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—
Total	$3,800	$3,800

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended March 31, 2018 and 2017.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended March 31, 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2018 and 2017 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description
3.1	Articles of Incorporation*

3.5	Bylaws*

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Chief Financial Officer) **

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer) **

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Previously filed as exhibit to Form S-1 Registration Statement filed on March 20, 2015.

**	Filed herein

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegacyXchange, Inc.
Date: January 7, 2021
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bollander	Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive, Financial and Accounting Officer)	January 7, 2021
William Bollander

LEGACYXCHANGE, INC

INDEX TO FINANCIAL STATEMENTS

March 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

LegacyXChange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LegacyXChange, Inc. (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company had net loss of $152,425 for the year ended March 31, 2018. The Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $10,420,274, $1,175,128 and $1,175,128, respectively, at March 31, 2018. The Company had no revenue for the year ended March 31, 2018 and has defaulted on loans and certain convertible notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2013
Boca Raton, Florida
January 7, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

LEGACYXCHANGE, INC.

BALANCE SHEETS

	March 31, 2018	March 31, 2017

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$137,278	$133,853
Accrued liabilities	429,361	291,027
Loans payable	143,924	143,924
Convertible notes, net of debt discount	459,091	373,734
Derivative liabilities	5,474	80,165

Total Current Liabilities	1,175,128	1,022,703

TOTAL LIABILITIES	1,175,128	1,022,703

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at March 31, 2018 and 2017	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 shares issued and outstanding at March 31, 2018 and 2017	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,420,274)	(10,267,849)

TOTAL STOCKHOLDERS’ DEFICIT	(1,175,128)	(1,022,703)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2018	2017

REVENUE, NET	$-	$-

OPERATING EXPENSES
Compensation and related taxes	75,000	121,036
Professional and consulting fees	2,550	80,290
Other selling, general and administrative	875	11,734

TOTAL OPERATING EXPENSES	78,425	213,060

LOSS FROM OPERATIONS	(78,425)	(213,060)

OTHER INCOME (EXPENSE)
Interest expense	(148,691)	(229,560)
Gain from change in fair value of derivative liabilities	74,691	720,808

TOTAL OTHER INCOME (EXPENSE), NET	(74,000)	491,248

NET INCOME (LOSS)	$(152,425)	$278,188

NET INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	62,570,659	62,570,659
Diluted	62,570,659	121,066,143

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2016	-	-	62,570,659	$62,571	$9,182,575	$(10,546,037)	(1,300,891)

Net income	-	-	-	-	-	278,188	278,188

Balance at March 31, 2017	-	-	62,570,659	62,571	9,182,575	(10,267,849)	(1,022,703)

Net loss	-	-	-	-	-	(152,425)	(152,425)

Balance at March 31, 2018	-	-	62,570,659	$62,571	$9,182,575	$(10,420,274)	$(1,175,128)

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(152,425)	$278,188
Adjustments to reconcile income (loss) to net cash used in operating activities:
Amortization of debt discount	85,357	166,292
Gain from change in fair value of derivative liabilities	(74,691)	(720,808)
Write-off of obsolete inventory	-	570
Amortization of prepaid consulting fees	-	11,047
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	50,000
Accounts payable	3,425	28,477
Accrued liabilities	138,334	170,870

Net cash used in operating activities	-	(15,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	-	11,155

Net cash provided by financing activities	-	11,155

Net decrease in cash	-	(4,209)

Cash - Beginning of year	-	4,209

Cash - End of the year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, the Company had net loss of $152,425 for the year ended March 31, 2018. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,420,274, $1,175,128 and $1,175,128, respectively, at March 31, 2018. The Company had no revenues for the year ended March 31, 2018, and we defaulted on our loans and certain convertible notes. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2018 and 2017 include assumptions used in assessing estimates of deferred tax valuation allowances and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 5) were as follows at March 31, 2018 and 2017:

	At March 31, 2018			At March 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$5,474	—	—	$80,165

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended March 31,
	2018	2017
Balance at beginning of year	$80,165	$800,973
Gain from change in fair value of derivative liabilities	(74,691)	(720,808)
Balance at end of year	$5,474	$80,165

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

Cash

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2018 and 2017. The Company has not experienced any losses in such accounts through March 31, 2018.

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined using the cost to acquire inventory and is valued using the first-in, first-out method. During the year ended March 31, 2017, the Company determined that the inventory of $570 was impaired and was written off. As of March 31, 2018 and 2017, the Company did not have any inventory.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. adoption of this guidance is not expected to have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers. The Company adopted ASU 2014-09 during the three months ended March 31, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues for the years ended March 31, 2018 and 2017.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU 2018-07 during the three months ended March 31, 2018. The adoption of ASU 2018-07 did not have any material impact on the Company’s financial statements.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2018, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2018, and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2018.

Basic and Diluted Income (Loss) Per Share

Pursuant to ASC 260-10-45, basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2018 were not included in the computation of dilutive income (loss) per common share because the effect would have been anti-dilutive:

	March 31,
	2018	2017
Stock warrants	5,273,315	5,273,315
Convertible notes	63,369,653	58,495,484
Total	68,642,968	63,768,799

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share calculations for the year ended March 31, 2017:

March 31, 2017
Numerator:
Net income	$278,188
Add: Interest expense	229,560
Less: Gain from change in fair value of derivative liabilities	(720,808)
Adjusted net loss	$(213,060)

Denominator:
Weighted-average shares of common stock	62,570,659
Dilutive effect of convertible notes	58,495,484
Diluted weighted-average of common stock	121,066,143

Net income (loss) per common share:
Basic	$0.00
Diluted	$(0.00)

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

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

NOTE 3 – ACCRUED LIABILITIES

At March 31, 2018 and 2017, accrued liabilities consisted of the following:

	March 31,
	2018	2017
Accrued interest	$184,827	$121,493
Accrued professional fees	2,634	2,634
Accrued payroll taxes	29,727	29,727
Accrued executive and director compensation	212,173	137,173
Total	$429,361	$291,027

NOTE 4 – LOANS PAYABLE

Between July 2015 through March 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $132,769. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans.

Between April and May 2016, the Company entered into individual loan agreements with various investors in the aggregate principal amount of $11,155. These loans bear an interest rate of 10% and were due and payable on the first anniversary of the date of issuance of the loans.

As of March 31, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $31,871, respectively. As of March 31, 2017, these loans were in default and had outstanding principal and accrued interest of $143,924 and $17,278, respectively.

During the years ended March 31, 2018 and 2017, the Company recorded interest expense of $14,593 and $14,527, respectively, on these loans.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At March 31, 2018 and 2017, convertible notes consisted of the following:

	March 31,
	2018	2017
Principal amount	$480,740	$480,740
Less: unamortized debt discount	(21,649)	(107,006)
Convertible notes payable, net	$459,091	$373,734

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. During the year ended March 31, 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2017, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $67,520, respectively. As of March 31, 2018, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $94,843, respectively.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2017, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $21,733, respectively. As of March 31, 2018, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $33,393, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2017, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $14,962, respectively. As of March 31, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $24,720, respectively.

During the year ended March 31, 2018 and 2017, the Company recorded interest expense of $48,741 and $48,741, respectively, on these convertible notes.

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

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

At March 31, 2018 and 2017, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded gain from change on fair value of derivative liabilities of $74,691 and $720,808 for the years ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and 2017, the fair value of the derivative liabilities was estimated using the Binomial option-pricing model with the following assumptions:

	2018	2017
Dividend rate	—%	—%
Term (in years)	0.1 to 2.8 years	1.8 to 3.0 years
Volatility	290% to 305%	282% to 293%
Risk—free interest rate	2.09% to 2.56%	1.27% to 1.93%

For the years ended March 31, 2018 and 2017, amortization of debt discounts related to the convertible notes amounted to $85,357 and $166,292, respectively, which has been included in interest expense on the accompanying statements of operations.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of March 31, 2018 and 2017, the Company did not have any preferred stock issued and outstanding.

Common Stock

As of March 31, 2018 and 2017, the Company had 62,570,659 shares of common stock issued and outstanding.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase common shares for an exercise price of $0.40 per common share to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of March 31, 2017, 1,048,315 warrants were issued and outstanding. During the year ended March 31, 2018, 718,608 of warrants expired. As of March 31, 2018, 329,707 warrants were issued and outstanding.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 5, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018 and 2017, 4,225,000 warrants were issued and outstanding.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

Warrant activity for the years ended March 31, 2018 and 2017 are summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at March 31, 2016	5,273,315	$0.09	3.9	—
Granted/Cancelled/Expired	—	—	—	—
Balance Outstanding at March 31, 2017	5,273,315	0.09	2.9	—
Expired	(718,608)	0.40	—
Balance Outstanding at March 31, 2018	4,554,707	$0.04	2.2	$—
Exercisable at March 31, 2018	4,554,707	$0.04	2.2	$—

NOTE 7 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at March 31, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018 and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of March 31, 2018, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2018 and 2017 were as follows:

	Years Ended March 31,
	2018	2017
Income tax expense (benefit) at U.S. statutory rate of 34%	$(51,825)	$94,584
Income tax benefit - State	(7,621)	13,909
Non-deductible expenses (income)	4,160	(216,261)
Effect of change in U.S. effective rate to 21%	18,429	—
Change in valuation allowance	36,857	(107,768)
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset at March 31, 2018 and 2017 was as follows:

	Years Ended March 31,
Deferred Tax Asset:	2018	2017
Net operating losses	$1,004,394	$1,451,305
Valuation allowance	(1,004,394)	(1,451,305)
Net deferred tax asset	$—	$—

The net operating loss carryforward was $3,863,055 and $3,721,296 at March 31, 2018 and 2017, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended March 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The change in the allowance was $36,857 and $(107,768) for the years ended March 31, 2018 and 2017, respectively. As a result of the reduction of the federal corporate income tax rate the Company reduced the cumulative value of its deferred tax asset by $483,768 which was recorded as a corresponding reduction to the valuation allowance during the year ended March 31, 2018.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2018 and 2017

These net operating loss carryforwards may be available to reduce future years’ taxable income. The potential tax benefit arising from the loss carryforward of $967,537 will expire through 2037. The potential tax benefit arising from the net operating loss carryforward of $36,857 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018, 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 8 – SUBSEQUENT EVENTS

Between May 2018 and September 2018, the Fiscal 2016 Convertible Notes I and II defaulted due to non-payment at maturity date (see Note 5).

Between November 2019 through June 2020, the Company entered into loan agreements with an investor in the aggregate principal amount of $91,000. The loans bear interest rate of 6% and were due and payable two-years from the date of issuances.