Form 10-Q
period 2018-06-30
LegacyXChange, Inc.
filed 2021-01-14
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,570,659 shares as of January 13, 2021.

LEGACYXCHANGE, INC.

Form 10-Q

June 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGACYXCHANGE, INC.

BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$137,278	$137,278
Accrued liabilities	460,150	429,361
Loans payable	143,924	143,924
Convertible notes, net of debt discount	473,501	459,091
Derivative liabilities	11,944	5,474

Total Current Liabilities	1,226,797	1,175,128

TOTAL LIABILITIES	1,226,797	1,175,128

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; No share issued or outstanding at June 30, 2018 and March 31, 2018	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized; 62,570,659 shares issued and outstanding at June 30, 2018 and March 31, 2018	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,471,943)	(10,420,274)

TOTAL STOCKHOLDERS’ DEFICIT	(1,226,797)	(1,175,128)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2018	2017
REVENUE, NET	$-	$-

OPERATING EXPENSES
Compensation	15,000	30,000

TOTAL OPERATING EXPENSES	15,000	30,000

LOSS FROM OPERATIONS	(15,000)	(30,000)

OTHER INCOME (EXPENSE)
Interest expense	(30,199)	(42,374)
Gain (loss) from change in fair value of derivative liabilities	(6,470)	43,995

TOTAL OTHER INCOME (EXPENSE), NET	(36,669)	1,621

NET LOSS	$(51,669)	$(28,379)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	62,570,659	62,570,659

The accompanying condensed notes are an integral part of these unaudited financial statements.

LEGACYXCHANGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2018 and 2017

(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2018	-	$-	62,570,659	$62,571	$9,182,575	$(10,420,274)	$(1,175,128)

Net loss	-	-	-	-	-	(51,669)	(51,669)

Balance at June 30, 2018	-	$-	62,570,659	$62,571	$9,182,575	$(10,471,943)	$(1,226,797)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at March 31, 2017	-	$-	62,570,659	$62,571	$9,182,575	$(10,267,849)	$(1,022,703)

Net loss	-	-	-	-	-	(28,379)	(28,379)

Balance at June 30, 2017	-	$-	62,570,659	$62,571	$9,182,575	$(10,296,228)	$(1,051,082)

The accompanying condensed notes are an integral part of these unaudited financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,669)	$(28,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	14,410	26,584
(Gain) loss from change in fair value of derivative liabilities	6,470	(43,995)
Changes in operating assets and liabilities:
Accrued liabilities	30,789	45,790

Net cash used in operating activities	-	-

Net increase (decrease) in cash	-	-
Cash - Beginning of period	-	-
Cash - End of the period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these unaudited financial statements.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended March 31, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on January 7, 2021.

Going Concern

The unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited financial statements, the Company had net loss of $51,669 for the three months ended June 30, 2018. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,471,943, $1,226,797 and $1,226,797, respectively, at June 30, 2018. The Company had no revenues for the three months ended June 30, 2018. The Company’s loans and certain convertible notes are currently in default. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Use of Estimates

The preparation of the unaudited financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended June 30, 2018 include assumptions used in the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 5) and were as follows at June 30, 2018 and March 31, 2018:

	At June 30, 2018 (Unaudited)			At March 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$11,944	—	—	$5,474

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at March 31, 2017	$5,474
Loss from change in fair value of derivative liabilities	6,470
Balance at June 30, 2017	$11,944

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Cash

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2018 and March 31, 2018. The Company has not experienced any losses in such accounts through June 30, 2018.

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted ASU 2014-09 during the three months ended June 30, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues from operations for the three months ended June 30, 2018.

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted ASU No. 2018-07 during the three months ended March 31, 2018. The adoption ASU No. 2018-07 did not have a material impact on the Company’s financial statements.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018 and March 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2018.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2018 and 2017 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30,
	2018	2017
Stock warrants	4,539,706	5,273,315
Convertible notes	64,584,857	59,710,688
Total	69,124,563	64,984,003

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
JUNE 30, 2018

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – ACCRUED LIABILITIES

At June 30, 2018 and March 31, 2018, accrued liabilities consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)
Accrued interest	$200,616	$184,827
Accrued professional fees	2,634	2,634
Accrued payroll taxes	29,727	29,727
Accrued executive and director compensation	227,173	212,173
Total	$460,150	$429,361

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

As of June 30, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $35,508, respectively. As of March 31, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $31,871, respectively.

During the three months ended June 30, 2018 and 2017, the Company recorded interest expense of $3,637 and $3,638, respectively, on these loans.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At June 30, 2018 and March 31, 2018, convertible notes consisted of the following:

	June 30, 2018	March 31, 2018
	(Unaudited)
Principal amount	$480,740	$480,740
Less: unamortized debt discount	(7,239)	(21,649)
Convertible notes payable, net	$473,501	$459,091

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2018, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $94,843, respectively. As of June 30, 2018, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $101,655, respectively.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $33,393, respectively. As of June 30, 2018, the Fiscal 2016 Notes I were in default and had outstanding principal and accrued interest of $115,000 and $36,300, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $24,720, respectively. As of June 30, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $27,153, respectively.

During the three months ended June 30, 2018 and 2017, the Company recorded interest expense of $12,152 and $12,152, respectively, on these convertible notes.

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

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

At June 30, 2018 and 2017, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded gain (loss) from change in fair value of derivative liabilities of $(6,470) and $43,995 for the three months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

June 30, 2018
Dividend rate	—%
Term (in years)	0.1 to 2.3 years
Volatility	273% to 275%
Risk—free interest rate	2.11% to 2.63%

For the three months ended June 30, 2018 and 2017, amortization of debt discounts related to the convertible notes amounted to $14,410 and $26,584, respectively, which has been included in interest expense on the accompanying unaudited statements of operations.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of June 30, 2018 and March 31, 2018, the Company did not have any preferred stock issued and outstanding.

Common Stock

As of June 30, 2018 and March 31, 2018, the Company had 62,570,659 shares of common stock issued and outstanding.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase common shares for an exercise price of $0.40 per common share to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of March 31, 2018, 329,707 warrants were issued and outstanding. During the three months ended June 30, 2018, 15,001 of these warrants expired. As of June 30, 2018, 314,706 warrants were issued and outstanding.

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 5, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of June 30, 2018 and March 31, 2018, 4,225,000 warrants were issued and outstanding.

LEGACYXCHANGE, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2018

Warrant activity for the three months ended June 30, 2018 is summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding March 31, 2018	4,554,707	$0.04	2.2	$—
Expired	(15,001)	$0.40	—	$—
Balance Outstanding at June 30, 2018	4,539,706	$0.04	2.0	$—
Exercisable at June 30, 2018	4,539,706	$0.04	2.0	$—

NOTE 7 – SUBSEQUENT EVENTS

Between August 2018 and September 2018, the Fiscal 2016 Convertible Notes II defaulted due to non-payment at maturity date (see Note 5).

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

The following table summarizes the results of operations for the three months ended June 30, 2018 and 2017 and is based primarily on the comparative unaudited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	For the Three Months Ended June 30,
	2018	2017
Loss from operations	$(15,000)	$(30,000)
Other income (loss), net	(36,669)	1,621
Net income (loss)	$(51,669)	$(28,379)

Revenue:

We did not generate any revenues from operations for the three months ended June 30, 2018 and 2017.

Operating expenses:

For the three months ended June 30, 2018 and 2017, operating expenses amounted to $15,000 and $30,000, respectively, a decrease of $15,000 or 50%. For the three months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	For the Three Months Ended June 30,
	2018	2017
Compensation	$15,000	$30,000
Total	$15,000	$30,000

●	Compensation:

For the three months ended June 30, 2018 and 2017, compensation amounted to $15,000 and $30,000, respectively, a decrease of $15,000 or 50%. The decrease resulted from the reduction of the CEO’s annual compensation effective July 2017.

Loss from operations:

For the three months ended June 30, 2018 and 2017, loss from operations amounted to $15,000 and $30,000, respectively, a decrease of $15,000, or 50%. The change was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense and gains from the change in fair value of derivative liabilities.

For the three months ended June 30, 2018, total other (expense), net amounted to $(36,669) as compared to total other income, net of $1,621 for the three months ended June 30, 2017, a decrease of $38,290 or 2,362%. The decrease was attributable to a decrease in the gain from change in fair value of derivative liabilities of $50,465 or 115% and by a decrease in interest expense of $12,175, or 29%.

Net loss:

For the three months ended June 30, 2018, net loss amounted to $51,669, or net loss per common share of $(0.00) (basic and diluted) as compared to $28,379, or net loss per common share of $(0.00) (basic and diluted), for the three months ended June 30, 2017, an increase of $23,290, or 82%. The increase was a result of the changes in operating expenses and other income as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,226,797 and $0 of cash as of June 30, 2018 and working capital deficit of $1,175,128 and $0 of cash as of March 31, 2018.

	June 30, 2018	March 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$—	$—	$—	—%
Total current liabilities	(1,226,797)	(1,175,128)	(51,669)	4%
Working capital deficit:	$(1,226,797)	$(1,175,128)	$(51,669)	4%

The increase in working capital deficit was primarily attributable to an increase in current liabilities of $51,669.

Cash Flow

Net cash used in operating activities:

Net cash flow used in operating activities was $0 for the three months ended June 30, 2018 and 2017.

●	Net cash flow used in operating activities for the three months ended June 30, 2018 primarily reflected our net loss of $51,669 adjusted for the add-back on non-cash items such as amortization of debt discount of $14,410, loss from change in fair value of derivative liabilities of $6,470 and the changes in operating assets and liabilities primarily consisting of an increase in accrued liabilities of $30,789.

●	Net cash flow used in operating activities for the three months ended June 30, 2017 primarily reflected our net loss of $28,379 adjusted for the add-back on non-cash items such as amortization of debt discount of $26,584, gain from change in fair value of derivative liabilities of $43,995 and the changes in operating assets and liabilities primarily consisting of an increase in accrued liabilities of $45,790.

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

Going Concern

The unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited financial statements, the Company had net loss of $51,669 for the three months ended June 30, 2018. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,471,943, $1,226,797 and $1,226,797, respectively, at June 30, 2018. The Company had no revenues for the three months ended June 30, 2018. The Company’s loans and certain convertible notes are currently in default. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended June 30, 2018 include assumptions used in valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted ASU 2014-09 during the three months ended June 30, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues from operations for the three months ended June 30, 2018.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted ASU No. 2018-07 during the three months ended March 31, 2018. The adoption ASU No. 2018-07 did not have a material impact on the Company’s financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2018, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the quarter ended June 30, 2018, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

During the three months ended June 30, 2018, there were no unregistered sales of our securities.

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

As of June 30, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $35,508, respectively. As of March 31, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $31,871, respectively.

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the fiscal year 2016, the conversion price was ratcheted down to $0.01. During the fiscal year 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2018, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $94,843, respectively. As of June 30, 2018, the Fiscal 2015 Convertible Notes had outstanding principal and accrued interest of $269,490 and $101,655, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $33,393, respectively. As of June 30, 2018, the Fiscal 2016 Notes I were in default and had outstanding principal and accrued interest of $115,000 and $36,300, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the fiscal year 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $24,720, respectively. As of June 30, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $27,153, respectively.

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
Date: January 14, 2021
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)