Form 10-K
period 2019-03-31
LegacyXChange, Inc.
filed 2021-01-19
CIK 1423579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of September 29, 2018, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0015 on such date is $71,356.

As of January 18, 2021, there were 62,570,659 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

	High	Low
Fiscal Year 2019
First Quarter ended June 30, 2018	$0.02	$0.001
Second Quarter ended September 30, 2018	$0.02	$0.002
Third Quarter ended December 31, 2018	$0.02	$0.001
Fourth Quarter Ended March 31, 2019	$0.02	$0.001

Fiscal Year 2018
First Quarter ended June 30, 2017	$0.02	$0.001
Second Quarter ended September 30, 2017	$0.02	$0.001
Third Quarter ended December 31, 2017	$0.02	$0.001
Fourth Quarter Ended March 31, 2018	$0.02	$0.001

Holders of Common Stock

As of January 18, 2021, there were approximately 80 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Cash Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended March 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

During the three months ended March 31, 2019, there were no unregistered sales of our securities.

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

The following table summarizes the results of operations for the years ended March 31, 2019 and 2018 and is based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this annual report.

	For the Years Ended March 31,
	2019	2018
Loss from operations	$(63,425)	$(78,425)
Other expense, net	(79,285)	(74,000)
Net loss	$(142,710)	$(152,425)

Revenue and gross loss:

We did not generate any revenues from operations for the during the years ended March 31, 2019 and 2018.

Operating expenses:

For the years ended March 31, 2019 and 2018, operating expenses amounted to $63,425 and $78,425, respectively, a decrease of $15,000 or 19%. For the years ended March 31, 2019 and 2018, operating expenses consisted of the following:

	For the Years Ended March 31,
	2019	2018
Executive compensation	$60,000	$75,000
Professional and consulting fees	2,550	2,550
Other selling, general and administrative	875	875
Total	$63,425	$78,425

●	Executive compensation:

For the years ended March 31, 2019 and 2018, executive compensation amounted to $60,000 and $75,000, respectively, a decrease of $15,000 or 20%. The decrease resulted from the reduction of the CEO’s annual compensation effective July 2017.

●	Professional and consulting fees:

For the years ended March 31, 2019 and 2018, professional and consulting fees amounted to $2,550 for both periods.

●	Other selling, general and administrative:

For the years ended March 31, 2019 and 2018, other selling, general and administrative expenses amounted to $875 for both periods.

Loss from operations:

For the years ended March 31, 2019 and 2018, loss from operations amounted to $63,425 and $78,425, respectively, a decrease of $15,000 or 19%. The decrease was a result of the changes in operating expenses as discussed above.

Other income (expense):

Other income (expense) includes interest expense, gain from the change in fair value of derivative liabilities and gain from extinguishment of account payable.

For the year ended March 31, 2019, total other expense, net, amounted to $79,285 as compared to $74,000 for the year ended March 31, 2018, an increase of $5,285 or 7%. The increase in other expense, net, was attributable to a decrease in interest expense of $63,708, or 43%, a decrease in gain from change in fair value of derivative liabilities of $71,543 or 96% offset by an increase from gain from extinguishment of debt of $2,550 or 100%.

Net loss:

For the year ended March 31, 2019, net loss amounted to $142,710, or per common share loss of $(0.00) (basic and diluted) as compared to $152,425 net loss, or per common share loss of $(0.00) (basic and diluted) for the year ended March 31, 2018, a decrease of $9,715, or 6%. The decrease was a result of the changes in operating expenses and other income (expense) as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $1,317,838 and $0 of cash as of March 31, 2019 and working capital deficit of $1,175,128 and $0 of cash as of March 31, 2018.

	March 31, 2019	March 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$—	$—	$—	—%
Total current liabilities	(1,317,838)	(1,175,128)	(142,710)	12%
Working capital deficit:	$(1,317,838)	$(1,175,128)	$(142,710)	12%

The increase in working capital deficit was primarily attributable to an increase in current liabilities of $142,710.

Cash Flow

Net cash used in operating activities:

Net cash flow used in operating activities was $0 for the year ended March 31, 2019 and 2018.

●	Net cash flow used in operating activities for the year ended March 31, 2019 primarily reflected our net loss of $142,710 adjusted for the add-back on non-cash items such amortization of debt discount of $21,649, gain from change in fair value of derivative liabilities of $3,148, gain from extinguishment of debt of $2,550 and the changes in operating assets and liabilities primarily consisting of an increase in accounts payable of $3,425 and an increase in accrued liabilities of $123,334.

●	Net cash flow used in operating activities for the year ended March 31, 2018 primarily reflected our net loss of $152,425 adjusted for the add-back on non-cash items such amortization of debt discount of $85,357, gain from change in fair value of derivative liabilities of $74,691 and the changes in operating assets and liabilities primarily consisting of an increase in accounts payable of $3,425 and an increase in accrued liabilities of $138,334.

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, the Company had net loss of $142,710 for the year ended March 31, 2019. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,562,984, $1,317,838 and $1,317,838, respectively, at March 31, 2019. The Company had no revenues for the year ended March 31, 2019, and we are currently in default on our loans and convertible notes. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2019 and 2018 include assumptions used in estimation of deferred tax valuation allowances and the valuation of derivative liabilities.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted ASU 2014-09 during the three months ended June 30, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues for the years ended March 31, 2019 and 2018.

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

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Statements and Financial Statement Schedules of this annual report on Form 10-K.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2019, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
William Bollander	49	Chief Executive Officer/President/Director/Secretary/Treasurer

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

Item 11. Executive Compensation

Summary Compensation

The following table sets forth information regarding executive compensation earned in or with respect to our fiscal year 2019 and 2018 by:

●	each person who served as our CEO; and

●	each person who served as our CFO; and

●	each person who served as our President.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Position	Year	Compensation ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Bollander: Chief Executive Officer,
President and Director (1)	2019 2018	60,000 75,000	(1) (1)	— —	— —	— —	— —	— —	60,000 75,000

(1)	William Bollander serves as our Chief Executive Officer, Chief Financial Officer, President and sole Director. Mr. Bollander has no employment agreement with the Company and his annual compensation was reduced from $120,000 to $60,000 effective July 2017. As of March 31, 2019, Mr. Bollander had $272,173 of his compensation accrued and payable of which $60,000 were for fiscal year 2019 and $212,173 are for prior fiscal years.

Compensation of Management

We have no contractual arrangements with any executives or directors.

Outstanding Equity Awards at 2019 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of March 31, 2019, for each named executive officer.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal years ended March 31, 2019 and 2018:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards Vested ($)	Option Awards Unvested ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William	2019	—	—	—	—	—	—	—	—
Bollander (1)	2018	—	—	—	—	—	—	—	—

(1)	William Bollander is the sole member of the Board of Directors director of the Company and did not receive cash compensation for such position.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock, as of January 18, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Common Stock Beneficial Ownership	Percent of Outstanding Shares (%)
Five Percent Stockholders:
William Bollander (1)	15,000,000	24.0%
Ascendant Partners LLC(2)	15,410,667	24.6%
Red Clover Capital LLC(3)	5,005,556	8.0%

Named Executive Officers and Directors:
William Bollander (1)	15,000,000	24.0%
1.	Represents the 15,000,000 shares of commons stock held by Mr. Bollander.

2.	Ascendant Partners LLC (“Ascendant”) and Ascendant’s managing member Richard Galierio may be deemed to beneficially own shares of common stock beneficially owned by Ascendant, including shares issuable to Ascendant upon conversion of a series of convertible notes. The address of the principal business office of Ascendant is 112 Serpentine Dr, Morganville, NJ 07751. Voting and dispositive power with respect to the shares owned by Ascendant is exercised by Mr. Galierio. Ascendant disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Ascendant. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Ascendant and Mr. Galierio may be deemed to beneficially own or control the shares owned by Ascendant. Includes an estimated of 13,610,667 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

3.	Red Clover Capital LLC (“Red Clover”) and Red Clover’s managing member Roger Ralston may be deemed to beneficially shares of common stock beneficially owned by Red Clover, including shares issuable to Red Clover upon conversion of a series of convertible notes. The address of the principal business office of Red Clover is 40 Wall St., 62nd Floor, New York, NY 10005. Voting and dispositive power with respect to the shares owned by Red Clover is exercised by Mr. Ralston. Red Clover disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Red Clover. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Red Clover and Mr. Ralston may be deemed to beneficially own or control the shares owned by Red Clover. Includes an estimated of 5,055,556 shares of common stock issuable upon conversion of outstanding convertible note balance as of the date of this report.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed to our company for the years ended March 31, 2019 and 2018 for professional services rendered by our independent registered public accounting firm, Salberg and Company, P.A.:

	Years Ended March 31,
Fees	2019	2018
Audit Fees	$3,800	$3,800
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—
Total	$3,800	$3,800

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the fiscal years ended March 31, 2019 and 2018.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended March 31, 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2019 and 2018 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-15.

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
Date: January 19, 2021
	By:	/s/ William Bollander
William Bollander
Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Bollander	Chief Executive Officer, Chief Financial Officer, President and Director (Principal Executive, Financial and Accounting Officer)	January 19, 2021
William Bollander

LEGACYXCHANGE, INC

INDEX TO FINANCIAL STATEMENTS

March 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

LegacyXChange, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LegacyXChange, Inc. (the “Company”) as of March 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company had net loss of $142,710 for the year ended March 31, 2019. The Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $10,562,984, $1,317,838 and $1,317,838, respectively, at March 31, 2019. The Company had no revenue for the year ended March 31, 2019 and has defaulted on loans and convertible notes. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 19, 2021

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

LEGACYXCHANGE, INC.

BALANCE SHEETS

	March 31, 2019	March 31, 2018

ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$138,153	$137,278
Accrued liabilities	552,695	429,361
Loans payable	143,924	143,924
Convertible notes, net of debt discount	480,740	459,091
Derivative liabilities	2,326	5,474

Total Current Liabilities	1,317,838	1,175,128

TOTAL LIABILITIES	1,317,838	1,175,128

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.001 par value; 10,000,000 shares authorized;
No shares issued or outstanding at March 31, 2019 and 2018	-	-
Common stock: $0.001 par value; 190,000,000 shares authorized;
62,570,659 shares issued and outstanding at March 31, 2019 and 2018	62,571	62,571
Additional paid-in capital	9,182,575	9,182,575
Accumulated deficit	(10,562,984)	(10,420,274)

TOTAL STOCKHOLDERS’ DEFICIT	(1,317,838)	(1,175,128)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2019	2018

REVENUE, NET	$-	$-

OPERATING EXPENSES
Executive compensation	60,000	75,000
Professional and consulting fees	2,550	2,550
Other selling, general and administrative	875	875

TOTAL OPERATING EXPENSES	63,425	78,425

LOSS FROM OPERATIONS	(63,425)	(78,425)

OTHER INCOME (EXPENSE)
Interest expense	(84,983)	(148,691)
Gain from extinguishment of debt	2,550	-
Gain from change in fair value of derivative liabilities	3,148	74,691

TOTAL OTHER EXPENSE, NET	(79,285)	(74,000)

NET LOSS	$(142,710)	$(152,425)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	62,570,659	62,570,659

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended March 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional		Total
	Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2017	-	-	62,570,659	$62,571	$9,182,575	$(10,267,849)	(1,022,703)

Net loss	-	-	-	-	-	(152,425)	(152,425)

Balance at March 31, 2018	-	-	62,570,659	62,571	9,182,575	(10,420,274)	(1,175,128)

Net loss	-	-	-	-	-	(142,710)	(142,710)

Balance at March 31, 2019	-	-	62,570,659	$62,571	$9,182,575	$(10,562,984)	$(1,317,838)

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,710)	$(152,425)
Adjustments to reconcile loss to net cash used in operating activities:
Amortization of debt discount	21,649	85,357
Gain from change in fair value of derivative liabilities	(3,148)	(74,691)
Gain from extinguishment of debt	(2,550)	-
Changes in operating assets and liabilities:
Accounts payable	3,425	3,425
Accrued liabilities	123,334	138,334

Net cash used in operating activities	-	-

Net increase (decrease) in cash	-	-

Cash - Beginning of year	-	-

Cash - End of the year	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

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

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, the Company had net loss of $142,710 for the year ended March 31, 2019. The Company had accumulated deficit, stockholders’ deficit and working capital deficit of $10,562,984, $1,317,838 and $1,317,838, respectively, at March 31, 2019. The Company had no revenues for the year ended March 31, 2019, and we are currently in default on our loans and convertible notes. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended March 31, 2019 and 2018 include assumptions used in assessing estimates of deferred tax valuation allowances and the valuation of derivative liabilities.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

Assets or liabilities measured at fair value on a recurring basis included conversion options in convertible notes and warrants with their exercise price containing a down-round provision (see Note 5) were as follows at March 31, 2019 and 2018:

	At March 31, 2019			At March 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,326	—	—	$5,474

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended March 31,
	2019	2018
Balance at beginning of year	$5,474	$80,165
Gain from change in fair value of derivative liabilities	(3,148)	(74,691)
Balance at end of year	$2,326	$5,474

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

Cash

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2019 and 2018. The Company has not experienced any losses in such accounts through March 31, 2019.

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

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

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

Revenue Recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted ASU 2014-09 during the three months ended June 30, 2018. The adoption of ASU 2014-09 did not have any material impact on the Company’s financial statements. The Company did not have revenues for the years ended March 31, 2019 and 2018.

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

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2019, and 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2019.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2019	2018
Stock warrants	4,539,706	5,273,315
Convertible notes	68,243,823	63,369,653
Total	72,783,529	68,642,968

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

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

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

NOTE 3 – ACCRUED LIABILITIES

At March 31, 2019 and 2018, accrued liabilities consisted of the following:

	March 31,
	2019	2018
Accrued interest	$248,161	$184,827
Accrued professional fees	2,634	2,634
Accrued payroll taxes	29,727	29,727
Accrued executive and director compensation	272,173	212,173
Total	$552,695	$429,361

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

As of March 31, 2019, these loans were in default and had outstanding principal and accrued interest of $143,924 and $46,463, respectively. As of March 31, 2018, these loans were in default and had outstanding principal and accrued interest of $143,924 and $31,871, respectively.

During the years ended March 31, 2019 and 2018, the Company recorded interest expense of $14,592 and $14,593, respectively, on these loans.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At March 31, 2019 and 2018, convertible notes consisted of the following:

	March 31,
	2019	2018
Principal amount	$480,740	$480,740
Less: unamortized debt discount	—	(21,649)
Convertible notes payable, net	$480,740	$459,091

Fiscal 2015 Financing

In October and November 2014, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2015 Agreements”) for the sale of the Company’s convertible notes. Pursuant to the Fiscal 2015 Agreements, the Company issued to these purchasers, convertible promissory notes (the “Fiscal 2015 Convertible Notes”) for an aggregate principal amount of $400,000 with the Company receiving proceeds equal to the principal amount. The Fiscal 2015 Convertible Notes bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through October and November 2017. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2015 Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.02 During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. During the year ended March 31, 2016, the purchasers converted $130,510 and $10,792 of outstanding principal and accrued interest, respectively, into 7,065,084 shares of the Company’s common stock. As of March 31, 2018, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $94,843, respectively. As of March 31, 2019, the Fiscal 2015 Convertible Notes were in default and had outstanding principal and accrued interest of $269,490 and $122,167, respectively.

Fiscal 2016 Financing

In May and June 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements I”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements I, the Company issued to the purchasers for an aggregate subscription amount of $115,000: (i) convertible promissory notes in the aggregate principal amount of $115,000 (the “Fiscal 2016 Notes I”) and (ii) five-year warrants to purchase an aggregate of 2,300,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants I”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes I bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through May and June 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes I, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes I shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes I had outstanding principal and accrued interest of $115,000 and $33,393, respectively. As of March 31, 2019, the Fiscal 2016 Notes I were in default and had outstanding principal and accrued interest of $115,000 and $45,053, respectively.

During August through September 2015, the Company entered into a subscription agreement with various purchasers (the “Fiscal 2016 Agreements II”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fiscal 2016 Agreements II, the Company issued to the purchasers for an aggregate subscription amount of $96,250: (i) convertible promissory notes in the aggregate principal amount of $96,250 (the “Fiscal 2016 Notes II”) and (ii) five-year warrants to purchase an aggregate of 1,925,000 (twenty warrants for each dollar of the principal amount) shares Company’s common stock at an exercise price of $0.07 (the “Fiscal 2016 Warrants II”). The Company received proceeds equal to the principal amount. The Fiscal 2016 Notes II bear an interest rate of 10% per year and were due and payable on the third anniversary of the date of issuance through August through September 2018. The purchasers are entitled, at their option, at any time after the issuance of the Fiscal 2016 Notes II, to convert all or any lesser portion of the outstanding principal amount and accrued and unpaid interest into the Company’s common stock at a conversion price of $0.05. The conversion price of the Fiscal 2016 Notes II shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2018, the Fiscal 2016 Notes II had outstanding principal and accrued interest of $96,250 and $24,720, respectively. As of March 31, 2019, the Fiscal 2016 Notes II were in default and had outstanding principal and accrued interest of $96,250 and $34,478, respectively.

During the year ended March 31, 2019 and 2018, the Company recorded interest expense of $63,334 and $48,741, respectively, on these convertible notes.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

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

At March 31, 2019 and 2018, the Company revalued the conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded gain from change on fair value of derivative liabilities of $3,148 and $74,691 for the years ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and 2018, the fair value of the derivative liabilities was estimated using the Binomial option-pricing model with the following assumptions:

	2019	2018
Dividend rate	—%	—%
Term (in years)	0.1 to 1.5 years	0.1 to 2.8 years
Volatility	159% to 219%	290% to 305%
Risk—free interest rate	2.40%	2.09% to 2.56%

For the years ended March 31, 2019 and 2018, amortization of debt discounts related to the convertible notes amounted to $21,649 and $85,357, respectively, which has been included in interest expense on the accompanying statements of operations.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Authorized shares

The Company is authorized to issue 200,000,000 consisting of 190,000,000 shares of common stock at $0.001 per share par value, and 10,000,000 shares of preferred stock at $0.001 per share par value.

Preferred Stock

As of March 31, 2019 and 2018, the Company did not have any preferred stock issued and outstanding.

Common Stock

As of March 31, 2019 and 2018, the Company had 62,570,659 shares of common stock issued and outstanding.

Warrants

Warrants issued pursuant to equity subscription agreements

During fiscal years 2013 to 2015, in connection with the sale of common stock, the Company issued an aggregate of 1,048,315 five-year warrants to purchase common shares for an exercise price of $0.40 per common share to investors pursuant to unit subscription agreements. These warrants were accounted for as equity. As of March 31, 2018, 329,707 warrants were issued and outstanding. During the year ended March 31, 2019, 15,001 of warrants expired. As of March 31, 2019, 314,706 warrants were issued and outstanding.

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

Warrants issued in connection with the Fiscal 2016 Financing

During fiscal years 2016, pursuant to the convertible note agreements under the fiscal 2016 financing discussed in Note 5, the Company issued five-year warrants to purchase an aggregate of 4,225,000 (twenty warrants for each dollar of the principal amount) shares of the Company’s common stock at an exercise price of $0.07. The exercise price of these warrants shall be subject to adjustment for issuances of common stock at a purchase price of less than the then-effective conversion price and were accounted for as derivative liabilities. During the year ended March 31, 2016, the conversion price was ratcheted down to $0.01. As of March 31, 2019 and 2018, 4,225,000 warrants were issued and outstanding.

Warrant activity for the years ended March 31, 2019 and 2018 are summarized as follows

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at March 31, 2017	5,273,315	$0.09	2.9		$—
Expired	(718,608)	$0.40	—		$—
Balance Outstanding at March 31, 2018	4,554,707	$0.04	2.2		$—
Expired	(15,001)	$0.40	—	$
Balance Outstanding at March 31, 2019	4,539,706	$0.04	1.2		$—
Exercisable at March 31, 2019	4,539,706	$0.04	1.2		$—

NOTE 7 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at March 31, 2019 and 2018 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2019 and 2018 were as follows:

	Years Ended March 31,
	2019	2018
Income tax benefit at U.S. statutory rate of 21% in 2019 and 34% in 2018	$(29,969)	$(51,825)
Income tax benefit - State	(7,136)	(7,621)
Non-deductible expenses	4,147	4,160
Effect of change in U.S. effective rate to 21%	—	18,429
Change in valuation allowance	32,958	36,857
Total provision for income tax	$—	$—

LEGACYXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2019 and 2018

The Company’s approximate net deferred tax asset at March 31, 2019 and 2018 was as follows:

	Years Ended March 31,
Deferred Tax Asset:	2019	2018
Net operating losses	$1,037,352	$1,004,394
Valuation allowance	(1,037,352)	(1,004,394)
Net deferred tax asset	$—	$—

The net operating loss carryforward was $3,989,814 and $3,863,055 at March 31, 2019 and 2018, respectively. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended March 31, 2019 and 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The change in the allowance was $32,958 and $36,857 for the years ended March 31, 2019 and 2018, respectively.

These net operating loss carryforwards may be available to reduce future years’ taxable income. The potential tax benefit arising from the loss carryforward of $967,537 will expire through 2037. The potential tax benefit arising from the net operating loss carryforward of $69,815 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

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

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 8 – SUBSEQUENT EVENTS

Between November 2019 through June 2020, the Company entered into loan agreements with an investor in the aggregate principal amount of $91,000. The loans bear interest rate of 6% and were due and payable two-years from the date of issuances.